Form 10-K
period 2008-12-31
Tri-Mark MFG, Inc.
filed 2009-04-15
CIK 1428203

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number:       333-149546

                    TRI-MARK MFG, INC.
                                  (Exact name of registrant in its charter)

        California                              20-8069359
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                          Identification No.)

     643 S. Olive Street, Suite 777
     Los Angeles, CA                         90014
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  (213) 689-9300


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting no par value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2009 was 8,000,000 shares of its no par value common stock.

No documents are incorporated into the text by reference.

TRI-MARK MFG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    14
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               15
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     33
ITEM 9A. CONTROLS AND PROCEDURES                                   33
ITEM 9B.  OTHER INFORMATION                                        34

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       35
ITEM 11.  EXECUTIVE COMPENSATION                                   37
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   41
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   41

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  42

PART I

ITEM 1.   BUSINESS

Overview
--------
Tri-Mark is a designer, marketer, and manufacturer of affordable branded jewelry in the United States. Since inception, we have been focusing on the expansion of our jewelry line and getting exhibit space in the major jewelry shows. We exhibited our jewelry line at the MJSA Expo in New York on April 13-15, 2008 and will be exhibiting our jewelry line at JCK in Las Vegas on May 31 - June 4, 2008.

We began production in early December 2007 and had sold our jewelry to one jewelry wholesaler, jewelry by HAV as of December 31, 2007. We currently have twelve wholesale customers.

Business Strategy
-----------------
Our current business model calls for the implementation of the following strategies:

  - Maintain a Broad Product Mix - We maintain a broad product mix so that we can meet the varying needs of potential customers. This also enables us to supply each customer with a number of different styles of each product, which jewelry retailers generally like to have in stock. We currently offer approximately 2,000 styles of earrings, pendants, and rings.

We provide earrings and other jewelry products that incorporate traditional styles and designs. While we regularly update our product lines and offer new products, we seek to avoid designs incorporating fashion trends that are expected to have short life cycles. This approach enables us to avoid accumulating obsolete inventory.

Additionally, we can create specially designed products in response to requests or pictures submitted to us by customers. This variety and flexibility allows us to meet a wide variety of our customers' jewelry needs. Currently, specifically designed products constitute approximately 2% of our business.

  - Capitalize on Our Manufacturing Processes - Our manufacturing process allows us to produce mass quantities of value priced jewelry. We are able to offer products to our customers at prices that are competitive with or lower than our competitors offering similar goods, while maintaining adequate profit margins.

  - Marketing of our product lines - Our marketing strategy is to increase brand recognition of the Tri-Mark name. This includes advertising in consumer magazines daily newspapers, online publications and vertical outlets. We exhibited our jewelry line at the MJSA Expo in New York on April 13-15, 2008 and also exhibited our jewelry line at JCK in Las Vegas on May 31 - June 4, 2008.

For the next six months, we shall only concentrate on the marketing of our products at jewelry shows. The cost of expanding our product line is on a piecemeal basis and is yet to be determined.

Our Products
------------
   - Principal product line. Our principal product line is a wide assortment of earrings, pendants, and rings. We offer over 2,000 styles of earrings, pendants, and rings.

We provide our customers with a broad selection of stainless steel and silver jewelry products that incorporate traditional styles and designs. We avoid designs incorporating fashion trends, which are expected to have short life cycles. This approach enables us to avoid accumulating obsolete inventory. Additionally, by producing a greater quantity of a particular product, our manufacturing process is more cost efficient.

Our selection of pendants includes religious symbols; popular sayings; sport themes and team logos; animal motifs; nautical, seashore, western, musical, zodiac, and other thematic figures; initials; and abstract artistic creations.

We also design earrings and pendants to match some of our rings so that the products can be sold as a set.

   - Design of our products. We regularly update our product lines and offer new products. We utilize model makers/designers who develop new designs based on research of the market and surveying stores, catalogues, and industry publications to determine current trends. These individuals are paid on a piecework basis.

Additionally, we can create specially designed products in response to requests or pictures submitted to us by our customers. New product design prototypes are created, and after evaluation, the final product design is produced.

A principal goal of our design program is to maximize the perceived value of our products through design and manufacturing innovations that enhance the appearance of the jewelry without causing corresponding increases in product costs. This design approach assists us in producing quality products reflecting general consumer tastes. Tri-Mark seeks products, not as fashion leaders or faddish styles, but of enduring styles that encourage moderately priced impulse purchases.

Once a client makes a request for a piece of jewelry to be made, we assist them in the design of the piece and the selection of the type of precious metal and precious stone(s) for their piece. We then acquire the raw materials in sufficient quantity to make the specific piece of jewelry. In normal course business, we do not carry inventories of raw materials.

Pricing
-------
The prices for our jewelry are determined on an individual piece-by-piece basis depending on the intricacy of the design and manufacture process and the selection of materials to be used in creating each piece.

Our prices are generally set based upon the cost of the precious metals, the cost of the contract craftsperson's labor, and thereafter a general mark-up. We currently fix the metal price on the date of shipping. As orders increase, we intend to lessen the risk of market fluctuations in the price of silver by either using the price we pay for the silver to determine the prices we charge to our customers for finished products incorporating the silver or by maintaining appropriate forward contracts for the purchase of silver which protects us against fluctuations in the price of silver between the order date and the date of sale.

Our jewelry generally retails between $19.99 to $49.99.

Suppliers
---------
We purchase our supplies and raw materials from a variety of suppliers and we do not believe the loss of any of the suppliers would have a material effect on our business. Alternative sources of supply for raw materials for production of jewelry are readily available.

We have no continuing contracts with any of our suppliers and our relationship with them may be terminated by either party at any time. We are not dependent upon any particular supplier for its raw materials. We have not encountered and do not envisage in the future, any difficulty in obtaining sufficient raw materials for our needs.

Manufacturing
-------------
We produce our product through the use of metal molds made specifically for us instead of rubber molds. Based on our in-house research, we can produce our products five times faster than with the use of the conventional rubber molds typically used in the industry. This provides substantially reduced costs per unit and requires minimal skilled labor.

Tri-Mark utilizes CAD/CAM (computer aided design/computer aided manufacturing) technology to enhance our design, modeling, and production capabilities. The equipment is utilized for the design of

Tri-Mark's new products and for modifying the scale of existing designs whenever possible. Tri-Mark updates its product offerings periodically by adding new designs and eliminating less popular styles.

Our manufacturing process combines the CAD/CAM technology, mechanization, and hand craftsmanship to produce fashionable and moderately priced jewelry. We combine various metals to produce cast jewelry, and finishing operations such as cleaning, polishing, diamond-cutting, engraving, plating and other jewelry work. We utilize the lost-wax/cast-in-place method of jewelry manufacturing to produce high-quality gold rings, earrings, pendants, bracelets and brooches. We create wax duplicates of the items that are encased in a plaster mold. The plaster is hardened in an oven while the heat melts away the wax, leaving a hollow mold pre-set with stones in place. The mold is injected with metal, in effect reverse mounting the stones in the jewelry.

In addition, we utilize the carbide, or Swiss-cutting, manufacturing operation. This method uses ring blanks of various widths and dimensions, which have been cut from tubes of karat gold in a lathing process. The blanks are then placed on a cutting machine, which is set up to cut designs into the ring using diamond tipped or carbide tipped tools.

We use a bar-coded tracking system for all inventories in process.
When a job bag is transferred from one worker to another, it is automatically electronically "wanded" (UPC barcoded for number of units, style, and other pertinent customer information) into that worker's custody. This has the effect of assigning responsibility for the inventory. It also causes the recipient worker to verify quality of the product prior to his or her commencement of work, in effect, policing the prior worker's work product. If the previous work product was substandard, the recipient worker would return the job to production control that would require the previous worker to correct the work product with no compensation.

Marketing
---------
Our marketing strategy is to increase brand recognition of the Tri-Mark name. We intend to market and sell our jewelry primarily through our in-house sales and marketing team from our showroom, through direct presentations at customer's locations, through the use of catalogues and trade show exhibitions and other advertising media. This includes advertising in consumer magazines, daily newspapers, online publications, and vertical outlets,

Competition
-----------
The jewelry industry is highly competitive, both in the United States and on a global basis. Tri-Mark encounters competition primarily from manufacturers with national and international distribution capabilities and, to a lesser extent, from small regional suppliers of jewelry. Our competitors include domestic and foreign jewelry manufacturers, wholesalers, and importers who may operate on a national, regional, and local scale.

The principal competitive factors in the industry are price, quality, and design and customer service. The recent trend towards consolidation at the retail level in the jewelry industry and low labor costs outside of the United States may increase the level of competition facing Tri-Mark.

The diverse distribution channels in which we market our products frequently involve different competitive factors. The ability to provide specialized services is a particularly important competitive factor in our sales to certain large retailers such as mass merchandisers, discount stores, and warehouse clubs. As a result, we offer the retailer the opportunity to give them a 3-D cad drawing of the earrings with the retail price before the item is made. Therefore, if the retailer wants to change the price because it is too high, we can make the item smaller to adjust the retail price.

Product availability and the ability to offer consistent product quality at competitive prices tend to be the key competitive factors to the customer segments that we serve. Some of our competitors may specialize in sales to particular distribution channels and may have relationships with customers in those distribution channels that make competition by us more difficult. We believe that the recent trend towards consolidation at the retail level in the jewelry industry will increase the level of competition in the markets in which we compete.

We believe that the principal competitive factors in our market include:
  -  service functionality, quality and performance;
  - ease of use, reliability, scalability and security of services; customer service and support;
  - establishing a significant base of customers and distribution partners;
  -  ability to introduce new services to the market in a timely manner;
  -  ability to integrate with third-party offerings and services; and
  -  pricing.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, and other resources and greater name recognition than we have. Our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Some of these competitors have dominant positions in other markets and may seek to leverage those positions to expand their presence, which may make it more difficult for others to compete. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with third parties and with each other to increase the availability of their products and services to the marketplace. Competitors may introduce products or services that have better capabilities or performance, lower prices, or broader distribution or market acceptance, which could cause us to lose customers, lose revenue and earnings, lose market share or require us to increase expenses or reduce the price of our services, any of which could harm our business and operating results.

Distribution
------------
We ship our products in bulk to our wholesale distributors. For certain retail jewelry chains, we prepackage and price tag most items. We then ship an order of many different items to distribution centers and stores in the chain. We provide additional services to certain customers to meet their specific marketing needs, such as tagging, boxing, and point-of-sale displays.

We will also ship our jewelry to a limited number of customers on a consignment basis. Through these arrangements, we deliver our products on consignment, and when sold to consumers, the retailer pays Tri-Mark for the consigned merchandise. Consigned merchandise is subject to our own consignment arrangements with our gold lenders.

We reduce gross sales by the amount of returns and discounts to determine net sales each month. Each month we establish a reserve for returns based on our historical experience, the amount of gross sales and the customer base.

We have no contracts with any of our customers other than the orders for made-to-order products and our relationships with them may be terminated by either party at any time.

Seasonal Nature of Business
---------------------------
Wholesale purchases of jewelry are generally weighted to the third quarter. While our sales are subject to seasonal fluctuations, these fluctuations should be mitigated to a degree by the early placement of orders, particularly for the Christmas holiday season. For most manufacturers, these sales patterns reflect a business that tends to fall one-third in the first half of the year with the remaining two-thirds in the second half of the year.

Going Concern
-------------
Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, Tri-Mark expects operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and may have insufficient funds to grow its business in the near future. We can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

For the next six months, we shall only concentrate on the marketing of our products at jewelry shows. The ability of Tri-Mark to continue as a going concern is dependent on our ability to raise at least $125,000 through this offering and the success of our future operations.

Patents, Trademarks, Intellectual Property, and Proprietary Protection
----------------------------------------------------------------------
Tri-Mark does not own or license any patents, trademarks, or service marks that are material to our business.

Tri-Mark is in the process of obtaining copyright protection for our new product line.

Insurance
---------
We maintain primary all-risk insurance, with coverage in excess of our current inventory levels (including consigned gold), to cover thefts and damage to inventory located on our premises and insurance on Tri-Mark goods in transit. We also maintain insurance covering theft and damage to inventory at our suppliers' locations. The amount of coverage available under such policies is limited and may vary by location, but generally is in excess of the value of the gold held by a particular supplier. Additional insurance coverage is provided by some of Tri-Mark's suppliers. We also maintain fidelity insurance, which is insurance providing coverage against theft or embezzlement by our employees.

Environmental Matters
---------------------
Tri-Mark believes it is in material compliance with all relevant federal, state, and local environmental regulations, and does not expect to incur any significant costs to maintain compliance with the regulations in the foreseeable future.

Extensive environmental laws and regulations and various other federal, state and local laws and regulations regarding health and safety matters affect our operations. Since our manufacturing operations routinely use materials regulated by the environmental laws we may incur material liabilities if any claims are brought against us in connection with these operations. We have an ongoing compliance program to ensure that our manufacturing processes are in compliance with environmental rules and regulations. We have taken steps to reduce the environmental risks associated with our operations and believe that we are currently in substantial compliance with all environmental laws.

Employees
---------
We presently have two full-time employees and no part-time employees. Our jewelry designers are paid on a piecework basis and our sales representatives are paid on a commission basis. There are no written agreements.


ITEM 1A.  RISK FACTORS

Not applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2.  PROPERTIES

Our corporate and manufacturing offices are located at 643 S. Olive Street, Suite 777, Los Angeles, CA 90014. Our telephone number is (213) 689-9300 and facsimile number is (213) 689-9304. These offices consist of 800 square feet which are leased on a month to month basis for $700.00 per month.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2008, the Company held a special shareholder meeting and approved to increase the number of authorized common shares from 1,000 to 25,000,000, and also approved a forward stock split of 8,000 to 1 common shares.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant intends to work with a market maker to assist in the public listing of our common stock on the NASD Over the Counter Bulletin Board.


b) Holders. At March 31, 2009, there were approximately shareholders of the registrant.


c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.


d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.


e)  Performance graph.  Not applicable.


f)  Sale of unregistered securities.  None.


    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We exhibit our product line at major jewelry trade shows. We are actively seeking to exhibit our product line at other major trade shows to increase our exposure to vendors. There can be no certainty that we will be able to exhibit our product line at any other trade shows or that we will receive any orders from the two trade shows we will attend. Two of our new items have been selected for distribution by Zale Corporation, one of the largest jewelers in the United States. Our products were being sold in 140 of their stores on a test basis. There can be no certainty that the orders will result in a material impact on our financial condition. At this point, because of a downturn in retail sales, Zale has postponed the test market of our products. We currently cannot predict when the test market will be resumed, if ever.

Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending. Additionally, our performance will be affected by competition from regional, national and international jewelry chains, independent jewelry stores, general merchandisers, internet retailers and warehouse clubs. Management believes that as the jewelry industry continues to consolidate, competition with respect to price will intensify. Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish us from competitors based on unique products, quality and superior service and operating efficiency.

The jewelry industry is seasonal in nature and we believe we will earn a significant portion of earnings generated during the third fiscal quarter holiday selling season.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations
---------------------

For the years ended December 31, 2008 and 2007, we did not receive any revenue and had selling, general and administrative expenses of $44,877 and $29,806, respectively. The net loss of $(45,677) for the year ended

December 31, 2008 increased compared to $(30,606) for the year ended December 31, 2006 due to commencement of operations and the costs of the recent public offering.

Selling, general and administrative expense
-------------------------------------------
Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
We have not received any significant revenues to date and our test market with Zale has been postponed indefinitely. As a result of our limited working capital, we have had to limit the marketing of our products and attendance at shows. Until we are able to raise additional funds to pursue our business plan and generate material revenues, our activities will be restricted.

During the year ended December 31, 2008, net cash used by investing activities of $111,000 compared to $0 for the year ended December 31, 2007. Cash used by investing activities resulted from our purchase of property and equipment. We have no commitments for future purchases of capital assets.

During the year ended December 31, 2008, net cash provided by financing activities was $108,658 from proceeds of an officer loan compared to $11,450 from proceeds from an officer loan of $1,450 and the issuance of common stock of $10,000 for the year ended December 31, 2007.

Plan of Operations
------------------
We believe that we will need to
   - increase net sales and expand gross margin by continuing to design, develop, manufacture or source quality products;
   - execute our marketing strategy to enhance customer awareness and appreciation of our jewelry brand;
   - provide a superior client experience through consistent outstanding customer service that will ensure customer satisfaction and promote the frequency and value of customer spending;
   -  expand distribution channels.

Our current cash balance is estimated to be sufficient to fund our current operations for two months. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equity securities. It is our intent to secure a market share in the jewelry industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, and to manage timing differences in cash flows.

We will give priority to allocating capital to the purchase of equipment and hardware and launching marketing and sales initiatives to develop sales in the industries we are currently working in. Any remaining capital would be used to fund our working capital needs.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R) "Business Combinations". SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the registrant's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the registrant's financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51". SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133", which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The registrant does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. l 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.nj

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRI-MARK MFG, INC.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        17
Financial Statements of Tri-Mark MFG, Inc.:
  Balance Sheets as of December 31, 2008 and 2007              18
  Statements of Operations For the Years
    Ended December 31, 2008 and 2007                           19
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2008 and 2007                 20
  Statements of Cash Flows For the Years Ended
    December 31, 2008 and 2007                                 22
  Notes to Financial Statements                                24

[Letterhead of SPECTOR, WONG & DAVIDIAN, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tri-Mark MFG, Inc.:

We have audited the accompanying balance sheets of Tri-Mark MFG, Inc. (a development stage company) as of December 31, 2008, and 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years ended December 31, 2008 and 2007 and for the period from December 15, 2006 (Inception) to December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Tri-Mark MFG, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007 and for the period from December 15, 2006 (Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector, Wong & Davidian, LLP
Spector, Wong & Davidian, LLP
Pasadena, California
March 28, 2009

TRI-MARK MFG, INC.
(A Development State Company)
BALANCE SHEETS
-----------------------------------------------------------------------
                                                       As of
                                              -------------------------
                                              December 31,  December 31
                                                 2008          2007
                                              ------------  -----------
                                                            (Restated)

ASSETS
CURRENT ASSETS:
  Cash                                       $      106    $       52
  Inventory                                       8,023             -
                                             ----------    ----------
      Total current assets                        8,129            52
                                             ----------    ----------
Property and equipment, net of accumulated
  depreciation of $44,400 and $22,200 for
  2008 and 2007, respectively                    66,600        88,800
                                             ----------    ----------
TOTAL ASSETS                                 $   74,729    $   88,852
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable - related parties            $  137,412    $  110,108
  Other accrued expenses                          5,050           800
                                             ----------    ----------
      Total current liabilities                 142,462       110,908
                                             ----------    ----------
TOTAL LIABILITIES                               142,462       110,908
                                             ----------    ----------

Stockholders' Deficit:
  Common stock, no par value; 25,000,000 shares
    authorized; 8,000,000 shares issued and
    outstanding for both years                   10,000        10,000
  Accumulated deficit during development
    stage                                       (77,733)      (32,056)
                                             ----------    ----------
      Total Stockholders' (Deficit)             (67,733)      (22,056)
                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $   74,729    $   88,852
                                             ==========    ==========

See notes to audited financial statements.

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                               For years ended          Inception
                                                 December 31,        December 15, 2006
                                               ---------------           through
                                               2008        2007      December 31, 2008
                                               ----        ----      -----------------
                                                        (Restated)       (Restated)
Revenues                                    $      -    $       -        $      -
Cost and Expenses
  Selling, general and administrative
    expenses                                  44,877       29,806          76,133
                                           ---------    ---------        --------
                                              44,877       29,806          76,133

  Operating loss                             (44,877)     (29,806)        (76,133)

Net loss before Income Taxes                 (44,877)     (29,806)        (76,133)

Provision for Taxes                               800         800           1,600
                                            ---------   ---------       ---------
Net Loss                                    $ (45,677)  $ (30,606)      $ (77,733)
                                            =========    ========       =========

Net loss per share, Basic and Diluted             NIL         NIL

Weighted Average Number of Shares           8,000,000   8,000,000

See notes to audited financial statements.

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

                                                     Accumulated
                                                   Deficit during
                                    Common Stock     development
                                  Shares    Amounts     stage       Total
                                  ----------------  -----------   -------
BALANCE, December 15, 2006
(Inception)                            -   $     -    $      -      $     -
Issuance of Common Stock for cash  1,000    10,000           -       10,000
Net Loss for the year ended
  December 31, 2006                    -         -      (1,450)      (1,450)
                               --------------------------------------------
Stock split 1 for 8,000
  On February 15, 2008         7,999,000         -           -            -
                               --------------------------------------------
Balance at December 31, 2006
  Retroactively restated       8,000,000    10,000      (1,450)       8,550

Net Loss for the year ended
  December 31, 2007-Restated           -         -     (30,606)     (30,606)
                               --------------------------------------------
Balance at December 31, 2007
  -Restated                    8,000,000  $ 10,000    $(32,056)    $(22,056)
Net Loss for the year ended
  December 31, 2008                    -         -     (45,677)     (45,677)
                               --------------------------------------------

Balance at December 31, 2008   8,000,000  $ 10,000    $(77,733)    $(67,733)
                               ============================================

See notes to audited financial statements

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                             For the year ended          Inception
                                                 December 31,        December 15, 2006
                                               ---------------           through
                                               2008        2007      December 31, 2008
                                               ----        ----      -----------------
                                                       (Restated)       (Restated)
Cash Flow from Operating Activities:
  Net loss                                  $ (45,677)  $ (30,606)      $ (77,733)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                               22,200      22,200          22,200
 (Increase) Decrease in:
    Inventory                                  (8,023)          -          (8,023)
  Increase (Decrease) in
    accrued expenses                            4,250         800             800
                                            ---------   ---------       ---------
Net Cash used by Operating Activities         (27,250)     (7,606)        (36,306)
Cash Flow from Investing Activities:
  Purchase of property and equipment                -    (111,000)       (111,000)
                                            ---------   ---------       ---------
Net Cash used by Investing Activities               -    (111,000)       (111,000)
Cash Flow from Financing Activities:
  Proceeds from Officer Loan                   27,304     108,658         137,412
  Proceeds from issuance of stock                   -          -           10,000
                                            ----------   --------       ---------
Net Cash provided by Financing Activities      27,304     108,658         147,412
                                            ----------   --------       ---------

Net Increase (Decrease) in Cash                    54      (9,948)            106

Cash Balance, beginning of period                  52      10,000               -
                                           ----------    --------       ---------
Cash Balance at end of period              $      106    $     52       $     106
                                           ==========    ========       =========

Supplemental Disclosures:
  Taxes Paid                                $     800    $     -

See notes to audited financial statements

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Business: Tri-Mark MFG, Inc. ("Tri-Mark") was incorporated in the state of California on December 15, 2006. Tri-Mark designs and manufactures low end jewelry which are marketed, wholesale and retail, domestically.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The Company's activities to date have been limited to organization and capital formation. The Company's planned principal operations have commenced, but there has been no significant revenue since its inception. The Company is considered a development stage company as defined under Financial Accounting Standards Board ("FASB") Statement No. 7.

Reclassification and Restatement: The December 31, 2007 financial statements have been restated to correct the accounting for the revenue and to eliminate the related cost. The result is to decrease the accounts receivable, the revenue, the cost of revenue and notes payable to related parties on the restated financial statements presentation. The impact on the financial statements at December 31, 2007 is summarized as follows:

                                           As reported  Restated

Accounts Receivable                        $   25,000   $        -
Total Assets                               $  113,852   $   88,852
Notes Payable to related parties           $  130,971   $  110,108
Total liabilities                          $  130,971   $  110,908
Accumulated deficit                        $  (27,119)  $  (32,056)
Total Stockholders' Deficit                $  (17,119)  $  (22,056)

Revenue                                    $   25,100   $        -
Cost of revenue                            $   20,063   $        -
Selling, general and administrative
  Expenses                                 $   29,906   $   29,806
Net loss                                   $  (25,669)  $  (30,606)
Net loss per share                         $   (25.67)  $    (0.00)

On February 15, 2008, the Company held a special shareholder meeting and approved to increase the number of authorized common shares from 1,000 to 25,000,000, and also approved a forward stock split of 8,000 to 1 common shares. The accompanying financial statements have been retroactively adjusted to reflect the forward stock split.

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria has been met. Customers' prepayments are deferred until products are shipped and accepted by the customers.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-.line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures.

Income Taxes: The Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company has no federal income tax liability. Instead, the stockholder is liable for individual income taxes on the respective share of the Company's taxable income.

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

New Accounting Standards:  In December 2007, the FASB issued SFAS No. 141
(R) "Business Combinations". SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the registrant's fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the registrant's financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51". SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133", which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The registrant does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. l 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses and has no revenue. Those matters raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing a plan to commence its operations by obtaining an infusion of capital through either public or private investment. The ability of the Company to continue as a going concern is dependent on its managements successful planning for its operations and successful capital infusion.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financial arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 3-PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                As of December 31,
                                               2008            2007
                                               ----            ----
Molds                                        $111,000        $111,000
                                             --------        --------
                                              111,000         111,000
Less accumulated depreciation                 (44,400)        (22,200)
                                             --------        --------
  Molds, net                                 $ 66,800        $ 88,800
                                             ========        ========

NOTE 4 - NOTE PAYABLE TO RELATED PARTIES

Note Payable to related parties at December 31, 2008 and 2007 consists of loans from the CEO of the Company in the amounts of $137,412 and $110,108, respectively. The note is due on demand and has no interest provisions.

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:
                                           For years ended December 31,
                                             2008                2007
                                           ----------------------------
Numerator:
  Net Loss                                 $  (45,677)      $  (30,606)
Denominator:
  Weighted Average Number of Shares         8,000,000        8,000,000
                                           ----------       ----------
Net loss per share - Basic and Diluted            NIL              NIL
                                           ==========       ==========

NOTE 6 - STOCKHOLDERS' DEFICIT

On February 15, 2008, the Company held a special shareholder meeting and approved to increase the number of authorized common shares from 1,000 to 25,000,000, and also approved a forward stock split of 8,000 to 1 common shares.

NOTE 7 - PROVISION FOR INCOME TAXES

Provision for income taxes consists of a minimum State Franchise tax of $800 for each of the years ended December 31, 2008 and 2007. Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 7 - PROVISION FOR INCOME TAXES (continued)

The deferred tax asset as of December 31, 2008 and 2007 consisted of the followings:

                                             2008         2007
                                             ----         ----
Net Operating Loss Carryforward           $ 45,677      $ 30,606
Less: Valuation Allowance                  (45,677)      (30,606)
                                          --------      --------
Net Deferred Tax Asset                    $      -      $      -
                                          ========      ========

At December 31, 2008 and 2007, net federal operating losses of approximately $45,677 and $30,606 are available, respectively, for carryforward against future years' taxable income and expire through 2028. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting
- Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at five pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified. The directors, officers and significant employees are as follows:

NAME AND ADDRESS            AGE          POSITIONS HELD           SINCE
Barry Sytner                54            CEO, Director          Inception
470 S. Bedford Drive                                             to present
Beverly Hills, CA 90212

Eugene V. Brennan           66            VP of Sales           Inception
1 Scenic Drive                                                   to present
Unit 609
Highlands, NJ 07732

Betty Soumekh               53            CFO, Secretary         Inception
470 S. Bedford Drive                        Director             to present
Beverly Hills, CA 90212

Business Experience
-------------------
Barry Sytner, CEO and Director, has been in the jewelry industry since 1972. He founded Tri-Mark in 2006. Prior to Tri-Mark, Mr. Sytner was C.E.O. of Trimline creations for 10 years, distributing promotional diamond jewelry. From 1985 to 1995, Mr. Sytner was CEO of Flash Designs, manufacturing and selling diamond accent jewelry. In 1972 - 1987, Mr. Sytner owned Stuart Findings, a jewelry manufacturer. Mr. Sytner has served on committees for the Manufacturing Jewelers and Silversmiths of America.

Eugene V. Brennan, V.P. of Sales, has held executive positions with major corporations for the past 30 years. From 1982 to 2005, Mr. Brennan was principal of E.V. Brennan & Associates, an entity that sells various products to wholesalers and department stores. From 1977 to 1982, Mr. Brennan was executive vice president and director at F.W. Woolworth. Mr. Brennan has been on the Board of Directors of two Chambers of Commerce, as well as a board member of Shopping Center Associations and Merchants Associations in four cities.

Betty Soumekh, CFO, Secretary and Director of Tri-Mark Inc since its inception and has brought a wealth of experience to Tri-Mark. She consulted with Edison International for two years. From 1994 to 2004, Ms Soumekh, as president of B.Nissan Consulting, she developed and implemented organizational effectiveness strategies for AT&T, Blue

Cross, British Telecom, the Canadian Imperial Bank of Commerce, Kimberly Clark, Vanguard Financial group. From 1991 to 1994, she was Director of Organizational Development with Dylex, a retail chain headquartered in Toronto. Ms Soumekh worked with the French Ministry of Finance and Trade from 1982 to 1986 to promote Export Credit programs for corporations with international operations. Ms Soumekh holds an international MBA from the C.E.C.E, France

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

Code of Ethics Policy
---------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance
--------------------
There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Family Relationships
--------------------
Barry Sytner, an officer and director is married to Betty Soumekh, an officer and director.


ITEM 11. EXECUTIVE COMPENSATION

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

                                   Summary Compensation Table
                                                        Non-Equity     Nonqualified
Name                                                   Incentive Plan    Deferred    All Other
and                                    Stock  Options   Plan Compen-   Compensation   Compen-
Principal              Salary   Bonus   Awards  Awards    sation          Earnings     sation   Total
Position         Year    ($)     ($)     ($)     ($)       ($)               ($)       ($)       ($)
  (a)             (b)    (c)     (d)     (e)     (f)       (g)               (h)       (i)       (j)
Barry Sytner
Chief Executive
  Officer         2008     -      -       -        -        -                 -         -         -
                  2007     -      -       -        -        -                 -         -         -
                  2006     -      -       -        -        -                 -         -         -




Betty Soumekh
Chief Financial
  Officer         2008     -      -       -        -        -                 -         -         -
                  2007    -       -       -         -       -                 -         -         -
                  2006     -      -       -        -        -                 -         -         -

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

 The following table sets forth, as of March 31, 2009, the number and percentage of outstanding shares of Tri-Mark common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name                             Amount    Percentage
----                             ------    ----------
Barry Sytner                    8,000,000    100%

Eugene V. Brennan                       0      0%

Betty Soumekh                           0      0%

Officers and Directors
As a group (3 persons)          8,000,000    100%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence
---------------------
Tri-Mark's board of directors consists of Barry Sytner and Betty
Soumekh. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

During the year ended December 31, 2008 and 2007, there were no transactions with related persons other than as described below.

Related Party Loan
------------------
At December 31, 2008 and 2007, Barry Sytner, an officer and director made loans to Tri-mark in the amounts of $125,191 and $110,108, respectively. No interest is being accrued and there is no formal repayment plan. Mr. Sytner is our chief executive officer and majority shareholder. Management is of the opinion that the advances were comparable to terms we could have obtained from unaffiliated third persons. Mr. Sytner did not provide any non-cash contributions. There is no written agreement(s) evidencing the loans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $10,250 and $10,250 respectively, from Spector, Wong & Davidian, LLP for the 2008 and 2007 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Spector, Wong & Davidian, LLP for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Spector, Wong & Davidian, LLP during fiscal 2008 and 2007.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2008 and 2007 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Spector, Wong & Davidian, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007 Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 15, 2009

Tri-Mark MFG, Inc.

/s/ Barry Sytner
------------------------------
By: Barry Sytner, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

By:   /s/ Barry Sytner             By:    /s/Betty Soumekh
      Barry Sytner, CEO                   Betty Soumekh,
         Director                       Principal Financial Officer,
                                         Controller and Director
      April 15, 2009                     April 15, 2009