Form 10-Q
period 2009-03-31
Tri-Mark MFG, Inc.
filed 2009-05-20
CIK 1428203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-150462

                          TRI-MARK MFG, INC.
                             (Exact name of registrant in its charter)

        California                              20-8069359
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                          Identification No.)

     643 S. Olive Street, Suite 777
     Los Angeles, CA                         90014
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  (213) 689-9300


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 15, 2009:

  Common Stock  -  8,000,000

TRI-MARK MFG, INC.
FORM 10-Q
For the quarterly period ended March 31, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      10
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        11
Item 4T. Controls and Procedures                              11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    12
Item 1A. Risk Factors                                         12
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12
Item 3.  Defaults upon Senior Securities                      12
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12
Item 5.  Other Information                                    12
Item 6.  Exhibits                                             12

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

TRI-MARK MFG, INC.
(A Development State Company)
BALANCE SHEETS
-----------------------------------------------------------------------
                                                       As of
                                              -------------------------
                                              March 31,    December 31
                                                 2009          2008
                                              ------------  -----------
                                              (Unaudited)    (Audited)
ASSETS
CURRENT ASSETS:
  Cash                                       $      106    $      106
  Inventory                                       8,023         8,023
                                             ----------    ----------
      Total current assets                        8,129         8,129
                                             ----------    ----------
Property and equipment, net of accumulated
  depreciation of $49,950 and $44,400 for
  2008 and 2007, respectively                    61,050        66,600
                                             ----------    ----------
TOTAL ASSETS                                 $   69,179    $   74,729
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable to related parties           $  138,912    $  137,412
  Other accrued expenses                          6,300         5,050
                                             ----------    ----------
      Total current liabilities                 145,212       142,462
                                             ----------    ----------
TOTAL LIABILITIES                               145,212       142,462
                                             ----------    ----------

Stockholders' Deficit:
  Common stock, no par value; 25,000,000 shares
    authorized; 8,000,000 shares issued and
    outstanding for both years                   10,000        10,000
  Accumulated deficit during development
    stage                                       (86,033)      (77,733)
                                             ----------    ----------
      Total Stockholders' Deficit               (76,033)      (67,733)
                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $   69,179    $   74,729
                                             ==========    ==========

See notes to interim unaudited financial statements.

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

                                           For three months ended       Inception
                                                   March 31,        December 15, 2009
                                               ---------------            through
                                               2009        2008        March 31, 2009
                                               ----        ----     -----------------
Revenues                                    $      -    $       -        $       -
Cost and Expenses
  Selling, general and administrative
    expenses                                  7,500        13,756           83,633
                                           --------      --------         --------
                                              7,500        13,756           83,633

  Operating loss                             (7,500)      (13,756)         (83,633)

Net loss before Income Taxes                 (7,500)      (13,756)         (83,633)

Provision for Taxes                             800           800            2,400
                                           --------      --------         --------
Net Loss                                   $ (8,300)    $ (14,556)        $(86,033)
                                           =========     ========         ========

Net loss per share, Basic and Diluted             NIL         NIL

Weighted Average Number of Shares           8,000,000   8,000,000

See notes to interim unaudited financial statements.

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                          For the three months ended     Inception
                                                 March 31,           December 15, 2006
                                               ---------------              through
                                               2009        2008         March 31, 2009
                                               ----        ----      -----------------
Cash Flow from Operating Activities:
  Net loss                                  $  (8,300)  $ (14,556)          $ (86,033)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                                5,500       5,500              49,950
 (Increase) Decrease in:
    Inventory                                       -           -              (8,023)
  Increase (Decrease) in
    accrued expenses                            1,250       8,954               6,300
                                            ---------   ---------           ---------
Net Cash used by Operating Activities          (1,500)        (52)            (37,806)
Cash Flow from Investing Activities:
  Purchase of property and equipment                -           -            (111,000)
                                            ---------   ---------           ---------
Net Cash used by Investing Activities               -           -            (111,000)
Cash Flow from Financing Activities:
  Proceeds from Officer Loan                    1,500           -             138,912
  Proceeds from issuance of stock                   -           -              10,000
                                           ----------    --------           ---------
Net Cash provided by Financing Activities       1,500           -             148,912
                                           ----------    --------           ---------

Net Increase (Decrease) in Cash                     -         (52)                106

Cash Balance, beginning of period                 106          52                   -
                                           ----------    --------           ---------
Cash Balance at end of period              $      106    $      -                   -
                                           ==========    ========           =========

Supplemental Disclosures:
  Taxes Paid                               $        -    $      -
                                           ==========    ========

See notes to interim unaudited financial statements

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

Presentation of Interim Information. The financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - continued

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

Inventories: Inventories are valued at the lower of cost or market (first-in, first-out) or net realizable value. The inventory as of March 31, 2009 is consisted of gold.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-.line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures. Depreciation expense for the three months ended March 31, 2009 and 2008 was $5,550.

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

New Accounting Pronouncement: Tri-Mark MFG, Inc. does note believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses and has no revenue. Those matters raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing a plan to commence its operations by obtaining an infusion of capital through

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 2 - GOING CONCERN - continued

either public or private investment. The ability of the Company to continue as a going concern is dependent on its managements successful planning for its operations and successful capital infusion.

The ability of the Company to continue as a going concern is dependent on its ability to meet its financial arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3-PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                      As of
                                              March 31,    December 31,
                                               2008            2008
                                               ----            ----
Molds                                        $111,000        $111,000
                                             --------        --------
                                              111,000         111,000
Less accumulated depreciation                 (49,950)        (44,400)
                                             --------        --------
  Molds, net                                 $ 61,050        $ 66,600
                                             ========        ========


NOTE 4 - NOTE PAYABLE TO RELATED PARTIES

Note Payable to related parties at March 31, 2009 and December 31, 2008 consists of loans from the CEO of the Company in the amounts of $138,912 and $137,412, respectively. The note is due on demand and has no interest provisions.


NOTE 5 - OTHER ACCRUED EXPENSES

Other accrued expenses consist of :
                                    March 31, 2009    December 31, 2008
                                    --------------    -----------------
   Accrued Professional Fees           $   4,700        $   4,250
   Accrued State Minimum Tax               1,600              800
                                       ---------        ---------
      Total                            $   6,300        $   5,050
                                       =========        =========

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                      As of
                                              March 31,    December 31,
                                               2008            2008
                                               ----            ----
Numerator:
  Net Loss                                 $   (8,300)      $ (14,556)
Denominator:
  Weighted Average Number of Shares         8,000,000        8,000,000
                                           ----------       ----------
Net loss per share - Basic and Diluted            NIL              NIL
                                           ==========       ==========


NOTE 7 - STOCKHOLDERS' DEFICIT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended March 31, 2009 and
2008

We did not earn any revenue for the three months ended March 31, 2009. The net loss of $(8,300) for the three months ended March 31, 2009. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $7,500 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the three months ended March 31, 2008. For the three months ended March 31, 2008, we had a net loss of $14,556. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $13,756 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the three months ended March 31, 2009 and 2008, we did not pursue any investing activities.

During the three months ended March 31, 2009, we proceeds from an officer loan of $1,500 resulting in net cash used in financing activities of $1,500.

For the three months ended March 31, 2008, we did not pursue any financing activities.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations for two months. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equity securities. It is our intent to secure a market share in the software application and service industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, and to manage timing differences in cash flows.

Plan of Operations
------------------

Our main focus in the next twelve months is to complete our public offering and utilize a portion of the funds raised to increase our marketing efforts to increase sales of the Edge and our services.

Our long term capital strategy is to increase our cash balance through the receipt of revenues and financing transactions, including the issuance of debt and/or equity securities. We have not yet determined any specific offering terms, if any.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. None.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2009

TRI-MARK MFG, INC.

By: /s/Barry Sytner
---------------------------
Barry Sytner, Chief Executive Officer