Form 10-Q
period 2009-06-30
Tri-Mark MFG, Inc.
filed 2009-08-24
CIK 1428203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009

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

The number of outstanding shares of the registrant's common stock, August 15, 2009:

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

TRI-MARK MFG, INC.
(A Development State Company)
BALANCE SHEETS
-----------------------------------------------------------------------
                                                       As of
                                              -------------------------
                                               June 30,    December 31
                                                 2009          2008
                                              ------------  -----------
                                              (Unaudited)    (Audited)
ASSETS
CURRENT ASSETS:
  Cash                                       $      106    $      106
  Inventory                                       8,023         8,023
                                             ----------    ----------
      Total current assets                        8,129         8,129
                                             ----------    ----------
Property and equipment, net of accumulated
  depreciation of $555 and $44,400 for
  2009 and 2008, respectively                    55,500        66,600
                                             ----------    ----------
TOTAL ASSETS                                 $   63,629    $   74,729
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable to related parties           $  140,912    $  137,412
  Other accrued expenses                          6,800         5,050
                                             ----------    ----------
      Total current liabilities                 147,712       142,462
                                             ----------    ----------
TOTAL LIABILITIES                               147,712       142,462
                                             ----------    ----------

Stockholders' Deficit:
  Common stock, no par value; 25,000,000 shares
    authorized; 8,000,000 shares issued and
    outstanding for both years                   10,000        10,000
  Accumulated deficit during development
    stage                                       (94,083)      (77,733)
                                             ----------    ----------
      Total Stockholders' Deficit               (84,033)      (67,733)
                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $   63,629    $   74,729
                                             ==========    ==========

See notes to interim unaudited financial statements.

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

                                          Three Months               Six Months
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Revenues                            $        -   $        -   $        -   $        -
Costs and Expenses
  Selling, general and
  administrative expenses                8,050        7,550       15,550       22,106
                                    ----------   ----------   ----------   ----------
                                         8,050        7,550       15,550       22,106
                                    ----------   ----------   ----------   ----------
  Operating loss                        (8,050)      (7,550)     (15,550)     (22,106)
                                    ----------   ----------   ----------   ----------
Net loss before income taxes            (8,050)      (7,550)     (15,550)     (22,106)
Provision for taxes                          -            -          800          800
                                    ----------   ----------   ----------   ----------
Net Loss                            $   (8,050)  $   (7,550)  $  (15,550)  $  (22,106)
                                    ==========   ==========   ==========   ==========

Net loss per share, Basic and
  Diluted                                  NIL          NIL          NIL          NIL
                                    ==========   ==========   ==========   ==========

Weighted Average Number of Shares    8,000,000    8,000,000    8,000,000    8,000,000
                                    ==========   ==========   ==========   ==========

See notes to interim unaudited financial statements.

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                          For the six months ended     Inception
                                                 June 30,            December 15, 2006
                                               ---------------              through
                                               2009        2008         June 30, 2009
                                               ----        ----      -----------------
Cash Flow from Operating Activities:
  Net loss                                  $ (16,350)  $ (14,556)          $ (94,083)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                               11,100       5,550              55,500
 (Increase) Decrease in:
    Inventory                                       -           -              (8,023)
  Increase (Decrease) in
    accrued expenses                            1,750       8,954               6,800
                                            ---------   ---------           ---------
Net Cash used by Operating Activities          (3,500)        (52)            (39,806)
Cash Flow from Investing Activities:
  Purchase of property and equipment                -           -            (111,000)
                                            ---------   ---------           ---------
Net Cash used by Investing Activities               -           -            (111,000)
Cash Flow from Financing Activities:
  Proceeds from Officer Loan                    3,500           -             140,912
  Proceeds from issuance of stock                   -           -              10,000
                                           ----------    --------           ---------
Net Cash provided by Financing Activities       3,500           -             150,912
                                           ----------    --------           ---------

Net Increase (Decrease) in Cash                     -         (52)                106

Cash Balance, beginning of period                 106          52                   -
                                           ----------    --------           ---------
Cash Balance at end of period              $      106    $      -                   -
                                           ==========    ========           =========

Supplemental Disclosures:
  Taxes Paid                               $        -    $      -
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

The results for the six months ended June 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

Inventories: Inventories are valued at the lower of cost or market (first-in, first-out) or net realizable value. The inventory as of June 30, 2009 consisted of gold.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-.line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures. Depreciation expense for the three months ended June 30, 2009 and 2008 was $5,550.

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


NOTE 3-PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                      As of
                                             June 30,    December 31,
                                               2009            2008
                                               ----            ----
Molds                                        $111,000        $111,000
                                             --------        --------
                                              111,000         111,000
Less accumulated depreciation                 (55,500)        (44,400)
                                             --------        --------
  Molds, net                                 $ 55,500        $ 66,600
                                             ========        ========


NOTE 4 - NOTE PAYABLE TO RELATED PARTIES

Note Payable to related parties at June 30, 2009 and December 31, 2008 consists of loans from the CEO of the Company in the amounts of $140,912 and $137,412, respectively. The note is due on demand and has no interest provisions.


NOTE 5 - OTHER ACCRUED EXPENSES

Other accrued expenses consist of:
                                    June 30, 2009    December 31, 2008
                                    --------------    -----------------
   Accrued Professional Fees           $   5,200        $   4,250
   Accrued State Minimum Tax               1,600              800
                                       ---------        ---------
      Total                            $   6,800        $   5,050
                                       =========        =========

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                            Three Months Ended   Six Months Ended
                                  June 30,           June 30,
                          2009          2008   2009        2008
                          ----          ----   ----        ----
Numerator:
  Net Loss            $   (8,300)  $  (14,556) $   16,350   $  (22,906)
                      ----------   ----------  ----------   ----------
Denominator:
  Weighted Average
    Number of Shares   8,000,000    8,000,000   8,000,000    8,000,000
                      ----------   ----------  ----------   ----------
Net loss per share -
  Basic and Diluted          NIL          NIL         NIL          NIL
                      ==========   ==========  ==========   ==========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended June 30, 2009 and 2008

We did not earn any revenue for the three months ended June 30, 2009. The net loss of $(8,050) for the three months ended June 30, 2009. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $8,050 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the three months ended June 30, 2008. For the three months ended June 30, 2008, we had a net loss of $7,550. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $7,550 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Results of Operations for the six months ended June 30, 2009 and 2008

We did not earn any revenue for the six months ended June 30, 2009.
The net loss of $(15,550) for the six months ended June 30, 2009. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $15,550 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the six months ended June 30, 2008. For the six months ended June 30, 2008, we had a net loss of $22,106. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $22,106 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the six months ended June 30, 2009 and 2008, we did not pursue any investing activities.

During the six months ended June 30, 2009, we received proceeds from an officer loan of $3,500 resulting in net cash used in financing activities of $3,500.

For the six months ended June 30, 2008, we did not pursue any financing activities.

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

Plan of Operations
------------------

Our main focus in the next twelve months is to increase our marketing efforts to increase sales of the Edge and our services.

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


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 24, 2009

TRI-MARK MFG, INC.

By: /s/Barry Sytner
---------------------------
Barry Sytner, Chief Executive Officer