Form 10-Q
period 2009-09-30
Tri-Mark MFG, Inc.
filed 2009-11-13
CIK 1428203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009

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

The number of outstanding shares of the registrant's common stock, November 12, 2009:

  Common Stock  -  8,000,000

TRI-MARK MFG, INC.
FORM 10-Q
For the quarterly period ended September 30, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

TRI-MARK MFG, INC.
(A Development State Company)
BALANCE SHEETS
-----------------------------------------------------------------------
                                                       As of
                                              -------------------------
                                           September 30,    December 31
                                                 2009          2008
                                              ------------  -----------
                                              (Unaudited)    (Audited)
ASSETS
CURRENT ASSETS:
  Cash                                       $      106    $      106
  Inventory                                       8,023         8,023
                                             ----------    ----------
      Total current assets                        8,129         8,129
                                             ----------    ----------
Property and equipment, net of accumulated
  depreciation of $61,050 and $44,400 for
  2009 and 2008, respectively                    49,950        66,600
                                             ----------    ----------
TOTAL ASSETS                                 $   58,079    $   74,729
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable to related parties           $  143.412    $  137,412
  Other accrued expenses                          6,800         5,050
                                             ----------    ----------
      Total current liabilities                 150,212       142,462
                                             ----------    ----------
TOTAL LIABILITIES                               150,212       142,462
                                             ----------    ----------

Stockholders' Deficit:
  Common stock, no par value; 25,000,000 shares
    authorized; 8,000,000 shares issued and
    outstanding for both years                   10,000        10,000
  Accumulated deficit during development
    stage                                      (102,133)      (77,733)
                                             ----------    ----------
      Total Stockholders' Deficit               (84,033)      (67,733)
                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $   63,629    $   74,729
                                             ==========    ==========

See notes to interim unaudited financial statements.

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

                                      Three Months Ended         Nine Months Ended
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Revenues                            $        -   $        -   $        -   $        -
Costs and Expenses
  Selling, general and
  administrative expenses                8,050        7,950       23,600       30,056
                                    ----------   ----------   ----------   ----------
                                         8,050        7,950       23,600       30,056
                                    ----------   ----------   ----------   ----------
  Operating loss                        (8,050)      (7,950)     (23,600)     (30,056)
                                    ----------   ----------   ----------   ----------
Net loss before income taxes            (8,050)      (7,950)     (23,600)     (30,056)
Provision for taxes                          -            -          800          800
                                    ----------   ----------   ----------   ----------
Net Loss                            $   (8,050)  $   (7,950)  $  (24,400)  $  (30,856)
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

TRI-MARK MFG, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                         For the nine months ended       Inception
                                               September 30,         December 15, 2006
                                               ---------------              through
                                               2009        2008    September 30, 2009
                                               ----        ----      -----------------
Cash Flow from Operating Activities:
  Net loss                                  $ (24,400)  $ (30,856)          $(102,133)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                               16,650      16,650              61,050
 (Increase) Decrease in:
    Inventory                                       -      (8,023)             (8,023)
  Increase (Decrease) in
    accrued expenses                            1,750       7,200               6,800
                                            ---------   ---------           ---------
Net Cash used by Operating Activities          (6,000)    (15,029)            (42,306)

Cash Flow from Investing Activities:
  Purchase of property and equipment                -           -            (111,000)
                                            ---------   ---------           ---------
Net Cash used by Investing Activities               -           -            (111,000)

Cash Flow from Financing Activities:
  Proceeds from Officer Loan                    6,000      15,083             143,412
  Proceeds from issuance of stock                   -           -              10,000
                                           ----------    --------           ---------
Net Cash provided by Financing Activities       6,000      15,083             153,412
                                           ----------    --------           ---------
Net Increase in Cash                                -          54                 106

Cash Balance, beginning of period                 106          52                   -
                                           ----------    --------           ---------
Cash Balance at end of period              $      106    $    106                 106
                                           ==========    ========           =========

Supplemental Disclosures:
  Taxes Paid                               $        -    $      -
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

The results for the nine months ended September 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - continued

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers' prepayments are deferred until products are shipped and accepted by the customers.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Inventories: Inventories are valued at the lower of cost or market (first-in, first-out) or net realizable value. The inventory as of September 30, 2009 consisted of gold.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-.line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures. Depreciation expense for the three months ended September 30, 2009 and 2008 was $5,550.

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


NOTE 3-PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                      As of
                                          September 30,    December 31,
                                               2009            2008
                                               ----            ----
Molds                                        $111,000        $111,000
                                             --------        --------
                                              111,000         111,000
Less accumulated depreciation                 (61,050)        (44,400)
                                             --------        --------
  Molds, net                                 $ 61,050        $ 66,600
                                             ========        ========


NOTE 4 - NOTE PAYABLE TO RELATED PARTIES

Note Payable to related parties at September 30, 2009 and December 31, 2008 consists of loans from the CEO of the Company in the amounts of $143,412 and $137,412, respectively. The note is due on demand and has no interest provisions.


NOTE 5 - OTHER ACCRUED EXPENSES

Other accrued expenses consist of:
                                  September 30, 2009  December 31, 2008
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
                                       =========        =========

TRI-MARK MFG, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
-----------------------------------------------------------

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                            Three Months Ended      Nine Months Ended
                               September 30,           September 30,
                          2009          2008   2009        2008
                          ----          ----   ----        ----
Numerator:
  Net Loss            $   (8,050)  $   (7,950) $  (24,400)  $  (30,856)
                      ----------   ----------  ----------   ----------
Denominator:
  Weighted Average
    Number of Shares   8,000,000    8,000,000   8,000,000    8,000,000
                      ----------   ----------  ----------   ----------
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


NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The Company has not commenced its operations and has no reportable segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended September 30, 2009 and
2008

We did not earn any revenue for the three months ended September 30, 2009. The net loss of $(8,050) for the three months ended September 30, 2009. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $8,050 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the three months ended September 30, 2008. For the three months ended September 30, 2008, we had a net loss of $7,950. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $7,950 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Results of Operations for the nine months ended September 30, 2009 and
2008

We did not earn any revenue for the nine months ended September 30, 2009. The net loss of $(24,400) for the nine months ended September 30, 2009. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $23,600 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, we had a net loss of $30,856. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $30,056 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 2009 and 2008, we did not pursue any investing activities.

During the nine months ended September 30, 2009, we received proceeds from an officer loan of $6,000 resulting in net cash used in financing activities of $6,000.

For the nine months ended September 30, 2008, we received proceeds from an officer loan of $15,083 resulting in net cash used in financing activities of $6,000.

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

Item 4T.  Controls and Procedures.

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

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

Dated: November 12, 2009

TRI-MARK MFG, INC.

By: /s/Barry Sytner
---------------------------
Barry Sytner, Chief Executive Officer