Form 10-K
period 2009-12-31
Tri-Mark MFG, Inc.
filed 2010-03-31
CIK 1428203

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
 OR

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


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $0.001 value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 27, 2010 was 9,000,700 shares of its $0.001 value common stock.

No documents are incorporated into the text by reference.

TRI-MARK MFG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2009
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                              10
ITEM 1B. UNRESOLVED STAFF COMMENTS                                 11
ITEM 2.  PROPERTIES                                                11
ITEM 3.  LEGAL PROCEEDINGS                                         11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                     12
ITEM 6.  SELECTED FINANCIAL DATA                                   13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               15
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     26
ITEM 9A. CONTROLS AND PROCEDURES                                   26
ITEM 9B.  OTHER INFORMATION                                        27

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       28
ITEM 11.  EXECUTIVE COMPENSATION                                   29
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   30
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   31

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  32

PART I

ITEM 1.   BUSINESS

Overview
--------
Tri-Mark is a designer, marketer, and manufacturer of affordable branded jewelry in the United States. Since inception, we have been focusing on the expansion of our jewelry line and getting exhibit space in the major jewelry shows.

We began production in early December 2007. We currently sell to twelve wholesale customers.

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

Employees
---------
We presently have no full-time employees and no part-time employees. Our jewelry designers are paid on a piecework basis and our sales representatives are paid on a commission basis. There are no written agreements.


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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant intends to work with a market maker to assist in the public listing of our common stock on the NASD Over the Counter Bulletin Board.


b) Holders. At March 27, 2010, there were approximately 63 shareholders of the registrant.


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We exhibit our product line at major jewelry trade shows. We are actively seeking to exhibit our product line at other major trade shows to increase our exposure to vendors. There can be no certainty that we will be able to exhibit our product line at any other trade shows or that we will receive any orders from the two trade shows we will attend. Two of our new items have been selected for distribution by a major retailer. Our products were being sold in 140 of their stores on a test basis. There can be no certainty that the orders will result in a material impact on our financial condition. At this point, because of a downturn in retail sales, the major retailer has postponed the test market of our products. We currently cannot predict when the test market will be resumed, if ever.

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

Results of Operations
---------------------

For the years ended December 31, 2009, we had sales of $49,866 with a cost of sales of $56,015 resulting in gross deficit of $6,149. For the year ended December 31, 2008, we did not receive any revenue. For the years ended December 31, 2009 and 2008 we had selling, general and administrative expenses of $39,140 and $44,877, respectively. The net loss of $(44,877) for the year ended December 31, 2008 increased to $(45,289) for the year ended December 31, 2009 due to commencement of operations and the costs of filing the required reports pursuant to the Exchange Act of 1934.

Selling, general and administrative expense
-------------------------------------------
Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
We have not received any significant revenues to date and our test market with the major retailer has been postponed indefinitely. As a result of our limited working capital, we have had to limit the marketing of our products and attendance at shows. Until we are able to raise additional funds to pursue our business plan and generate material revenues, our activities will be restricted.

During the year ended December 31, 2009, we purchased property and equipment of $77,500 compared to $0 for the year ended December 31, 2008. As a result, we had net cash used in investing activities of $77,500 and $0 for the years ended December 31, 2009 and 2008, respectively.

For the year ended December 31, 2009, we received proceeds from officer advances of $6,000 and repaid advances from an officer of $80,000. We also received proceeds from the sale of stock of $250,175 resulting in net cash provided by financing activities of $176,175.

For the year ended December 31, 2008, we received officer advances of $27,304 resulting in net cash provided by financing activities of $27,304.

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

New Accounting Pronouncements. Tri-Mark does not believe newly issued accounting pronouncement will have any material impact on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRI-MARK MFG, INC.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        16
Financial Statements of Tri-Mark MFG, Inc.:
  Balance Sheets as of December 31, 2009 and 2008              17
  Statements of Operations For the Years
    Ended December 31, 2009 and 2008                           18
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2009 and 2008                 19
  Statements of Cash Flows For the Years Ended
    December 31, 2009 and 20078                                20
  Notes to Financial Statements                                21

[Letterhead of SPECTOR & ASSOCIATES, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tri-Mark Mfg., Inc.:

We have audited the accompanying balance sheets of Tri-Mark Mfg., Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended. Tri-Mark Mfg., Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Tri-Mark Mfg., Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Spector & Associates, LLP
Spector & Associates, LLP
Pasadena, California
March 19, 2010

TRI-MARK MFG, INC.
BALANCE SHEETS
-----------------------------------------------------------------------

As of December 31,                               2009          2008
----------------------------------------------------------------------
                                                            (Restated)
ASSETS
CURRENT ASSETS:
  Cash                                       $   83,994    $      106
  Accounts receivable                             8,158             -
  Inventory                                           -         8,023
                                             ----------    ----------
      Total current assets                   $   92,152    $    8,129
                                             ----------    ----------
Property and equipment, net of accumulated
  depreciation of $66,600 for 2009, and
  $44,400 for 2008, respectively                121,900        66,600
                                             ----------    ----------
TOTAL ASSETS                                 $  214,052    $   74,729
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                           $    8,187    $        -
  Accrued expenses                                6,100         5,050
  Advances from officer                          63,412       137,412
                                             ----------    ----------
      Total current liabilities                  77,699       142,462
                                             ----------    ----------

Stockholders' Equity (Deficit):
  Common stock, $0.001 value; 25,000,000 shares
    authorized; 9,000,700 and 8,000,000 shares
    issued and outstanding for 2009 and 2008,
    respectively                                  9,001         8,000
  Additional paid-in capital                    251,174         2,000
  Accumulated deficit                          (123,822)      (77,733)
                                             ----------    ----------
      Total stockholders' equity (deficit)      136,353       (67,733)
                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                  $  214,052    $   74,729
                                             ==========    ==========

See notes to audited financial statements.

TRI-MARK MFG, INC.
STATEMENTS OF OPERATIONS

For years ended December 31,                      2009          2008
----------------------------------------------------------------------
Sales                                           $ 49,866    $       -
Cost of sales                                     56,015            -
                                                ---------------------
Gross profit (deficit)                            (6,149)           -
Selling, General and Administrative
    Expenses                                      39,140       44,877
                                                ---------------------
Operating loss                                   (45,289)     (44,877)
Interest and other expenses                            -            -
                                                ---------------------
Net loss before income taxes                     (45,289)     (44,877)

Provision for income taxes                           800          800
                                                ---------------------
Net loss                                        $ (46,089)  $ (45,677)
                                                =====================

Net loss per share, Basic and Diluted           $   (0.01)   $  (0.01)
                                                =====================
Weighted average number of common shares
  Outstanding                                    8,083,392  8,000,000

See notes to audited financial statements.

TRI-MARK MFG, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                   Common Stock       Additional   Accumulated
                                 Shares   Amounts  Paid-in Capital   Deficit    Total
                                 ----------------- ----------------  -------    -----
Balance at December 31, 2007   8,000,000  $10,000     $      -     $(32,056) $ (22,056)
Adjust stock par value from
  no par to $0.001                     -   (2,000)       2,000            -          -
                              --------------------------------------------------------
Balance at December 31, 2007,
  restated                     8,000,000   $8,000      $ 2,000     $(32,056) $ (22,056)
Net loss for the year ended
  December 31, 2008                    -        -            -      (45,677)   (45,677)
                              --------------------------------------------------------
Balance at December 31, 2008,
  restated   8,000,000   $8,000      $ 2,000     $(77,733) $ (67,733)
Issuance of common stock for
  cash                         1,000,700    1,001      249,174            -    250,175
Net loss for the year ended
  December 31, 2009                    -        -            -      (46,089)   (46,089)
                              --------------------------------------------------------
Balance at December 31, 2009   9,000,700   $9,001     $251,174    $(123,822)  $136,353
                              ========================================================


See notes to audited financial statements

TRI-MARK MFG, INC.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------

As of December 31,                               2009          2008
----------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                    $ (46,089)   $ (45,677)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                                 22,200       22,200
 (Increase) Decrease in operating assets:
    Accounts Receivable                          (8,158)           -
    Inventory                                     8,023       (8,023)
  Increase (Decrease) in operating liabilities:
    Accounts payable accrued expenses             9,237        4,250
                                              ---------    ---------
Net cash used by operating activities           (14,787)     (27,250)
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment            (77,500)           -
                                              ---------    ---------
Net Cash used by Investing Activities           (77,500)           -
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from officer advances                  6,000       27,304
  Repayments of advance from officer            (80,000)           -
  Proceeds from sale of stock                   250,175            -
                                             ----------    ---------
Net cash provided by financing activities       176,175       27,304
                                             ----------    ---------
NET INCREASE IN CASH                             83,888           54
CASH BALANCE AT BEGINNING OF YEAR                   106           52
                                             ----------    ---------
CASH BALANCE AT END OF YEAR                  $   83,994    $     106
                                             ==========    =========

Supplemental Disclosures:
  Taxes Paid                                 $        0    $       0
  Interest paid                              $        0    $       0

See notes to audited financial statements

TRI-MARK MFG, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For years ended December 31, 2009 and 2008
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Business: Tri-Mark MFG, Inc. ("Tri-Mark") was incorporated in the state of California on December 15, 2006. Tri-Mark designs and manufactures low end jewelry which are marketed, wholesale and retail, domestically.

In the fourth quarter of 2009, the Company began selling its products and is no longer a development stage company as defined under Financial Accounting Standards Board ASC 915 (formerly FASB Statement No. 7). Prior to the fourth quarter of 2009, the Company's activities have been limited to organization and capital formation.

Restatement of Financial Statements: On February 15, 2008, the Company held a special shareholder meeting and approved to increase the number of authorized common shares from 1,000 with no par value to 25,000,000 with $0.001 par value, and also approved a forward stock split of 8,000 to 1 common shares. The accompanying financial statements have been retroactively adjusted to reflect the forward stock split and restated to reflect the change of stock par value. Such retroactive adjustment and restatement had no effect on net loss previously reported.

                                          As reported        Restated
Common Stock                               $10,000            $8,000
Additional paid-in capital                 $     0            $2,000

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

Accounts Receivable: Management believes accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established.

TRI-MARK MFG, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For years ended December 31, 2009 and 2008
-----------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

Fair Value of Financial Instruments: The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Inventories: Inventories are valued at the lower of cost or market (first-in, first-out) or net realizable value. The inventory as of December 31, 2008 is consisted of gold.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-.line method based on the following estimated useful lives of the assets: generally 5 to 7 years Depreciation expense for the years ended December 31, 2009 and 2008 was $22,000 and $22,000, respectively.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. In 2008, the Company terminated its Subchapter S election of the Internal Revenue Code. Under those provisions, the Company has no federal income tax liability. Instead the stockholder is liable for individual income taxes on the respective share of the Company's table income.

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. As of December 31, 2009 and 2008, the Company did not have dilutive items.

New Accounting Pronouncements: Tri-Mark does not believe newly issued accounting pronouncements will have any material impact on its financial statements.


NOTE 2 - GOING CONCERN

The Company has incurred substantial losses and has limited revenue. Those matters raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $46,089 and $45,677 for the years ended December 31, 2009 and 2008, respectively. The Company had an accumulated deficit of $123,822 as of December 31, 2009.

TRI-MARK MFG, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For years ended December 31, 2009 and 2008
-----------------------------------------------------------

NOTE 2 - GOING CONCERN (continued)

Management of the Company is obtaining an infusion of capital through ether public or private investment. The ability of the Company to continue as a going concern is dependent on its ability to meet its financial arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3-BALANCE SHEET DETAILS

At December 31,                                2009              2008
-----------------------------------------------------------------------
Property and equipment, net
  Molds                                     $111,000           $111,000
  Software                                    77,500                  -
  Less: accumulated depreciation             (66,600)           (44,400)
-----------------------------------------------------------------------
  Property and equipment, net               $121,900           $ 66,600
=======================================================================
Accrued expenses:
  Accrued professional fees                 $  4,500           $  4,250
  Other accrued expenses                       1,600                800
-----------------------------------------------------------------------
    Total accrued expenses                  $  6,100           $  5,050
=======================================================================

NOTE 4 - ADVANCES FROM OFFICERS

As of December 31, 2009 and 2008, the Company owed $63,412 and $137,412, respectively, to an officer of the Company. The advances are unsecured, due on demand and have no interest provisions. Management expects to repay the full amount during the year ended December 31, 2010;
therefore, it is classified as current on the balance sheet.

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:
                                           For years ended December 31,
                                             2009                2008
                                           ----------------------------
Numerator:
  Net Loss                                 $  (46,089)      $  (45,677)
Denominator:
  Weighted Average Number of Shares         8,093,392        8,000,000
                                           ----------       ----------
Net loss per share - Basic and Diluted     $    (0.01)      $    (0.01)
                                           ==========       ==========

TRI-MARK MFG, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For years ended December 31, 2009 and 2008
-----------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY

Pm February 15, 2008, the Company held a special shareholder meeting and approved to increase the number of authorized common shares from 1,000 no par value to 25,000,000 with $0.001 par value, and also approved a forward stock split of 8,000 to 1 common shares. The accompanying financial statements have been retroactively adjusted to reflect the forward stock split and restated to reflect the change of stock par value. Such retroactive adjustment and restatement had no effect on net loss previously reported.

NOTE 7 - PROVISION FOR INCOME TAXES

Provision for income taxes consists of a minimum California state franchise tax of $800 for each of the year ended December 31, 2009 and 2008.

The Company has net operating loss carryforwards, approximately of $106,000 to reduce future taxable income as of December 31, 2009. To the extent not utilized, the carryforwards will begin to expire through 2029. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred tax asset as of December 31, 2009 and 2008 consisted of the followings:

                                             2009         2008
                                             ----         ----
Deferred tax assets:
  Tax loss carryforward                   $ 45,420      $ 19,493
  Property and equipment                   (11,963)       (5,705)
  Valuation Allowance                      (33,457)      (13,788)
                                          --------      --------
Net Deferred Tax Asset                    $      0      $      0
                                          ========      ========

The valuation allowance increased by $19,669 and $13,788 during the years ended December 31, 2009 and 2008, respectively.

A reconciliation of the difference between the expected income tax expense (benefit) computed at the U.S. statutory income tax rate and the Company's income tax expense is shown as follows:

TRI-MARK MFG, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
For years ended December 31, 2009 and 2008
-----------------------------------------------------------

NOTE 7 - PROVISION FOR INCOME TAXES (continued)


For years ended December 31,                  2009         2008
------------------------------------------------------------------
Tax provision (benefit) at statutory rate   $(15,398)  $(15,258)
State tax expense, net of federal benefit        528        528
Increase in valuation allowance               15,670     15,530
                                            --------   --------
  Provision for income taxes                $    800   $    800
                                            ========   ========

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME AND ADDRESS            AGE          POSITIONS HELD           SINCE
Barry Sytner                55            CEO, Director          Inception
470 S. Bedford Drive                                             to present
Beverly Hills, CA 90212

Eugene V. Brennan           67            VP of Sales           Inception
1 Scenic Drive                                                   to present
Unit 609
Highlands, NJ 07732

Betty Soumekh               54            CFO, Secretary         Inception
470 S. Bedford Drive                        Director             to present
Beverly Hills, CA 90212

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

                                   Summary Compensation Table
                                                        Non-Equity     Nonqualified
Name                                                   Incentive Plan    Deferred    All Other
and                                    Stock  Options   Plan Compen-   Compensation   Compen-
Principal              Salary   Bonus   Awards  Awards    sation          Earnings     sation   Total
Position         Year    ($)     ($)     ($)     ($)       ($)               ($)       ($)       ($)
  (a)             (b)    (c)     (d)     (e)     (f)       (g)               (h)       (i)       (j)
Barry Sytner
Chief Executive
  Officer         2009     -      -       -        -        -                 -         -         -
                  2008     -      -       -        -        -                 -         -         -
                  2007     -      -       -        -        -                 -         -         -




Betty Soumekh
Chief Financial
  Officer         2009     -      -       -        -        -                 -         -         -
                  2008    -       -       -         -       -                 -         -         -
                  2007     -      -       -        -        -                 -         -         -

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

 The following table sets forth, as of March 15, 2010, the number and percentage of outstanding shares of Tri-Mark common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name                             Amount    Percentage
----                             ------    ----------
Barry Sytner                    8,000,000     88.88%

Eugene V. Brennan                       0         0%

Betty Soumekh                           0         0%

Officers and Directors
As a group (3 persons)          8,000,000     88.88%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence
---------------------
Tri-Mark's board of directors consists of Barry Sytner and Betty
Soumekh. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

During the year ended December 31, 2009 and 2008, there were no transactions with related persons other than as described below.

Related Party Loan
------------------
At December 31, 2009 and 2008, Barry Sytner, an officer and director made loans to Tri-mark in the amounts of $125,191 and $110,108, respectively. No interest is being accrued and there is no formal repayment plan. Mr. Sytner is our chief executive officer and majority shareholder. Management is of the opinion that the advances were comparable to terms we could have obtained from unaffiliated third persons. Mr. Sytner did not provide any non-cash contributions. There is no written agreement(s) evidencing the loans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $10,750 and $10,250 respectively, from Spector & Associates, LLP for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Spector & Associates, LLP for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Spector &
Associates, LLP during fiscal 2009 and 2008.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Spector & Associates, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None.

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 30, 2010

Tri-Mark MFG, Inc.

/s/ Barry Sytner
------------------------------
By: Barry Sytner, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

By:   /s/ Barry Sytner             By:    /s/Betty Soumekh
      Barry Sytner, CEO                   Betty Soumekh,
         Director                       Principal Financial Officer,
                                         Controller and Director
      March 30, 2010                     March 30, 2010