Form 10-Q
period 2010-03-31
Tri-Mark MFG, Inc.
filed 2010-05-12
CIK 1428203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010
-OR-

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, April 30, 2010:

  Common Stock  -  9,000,700

TRI-MARK MFG, INC.
FORM 10-Q
For the quarterly period ended March 31, 2010
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

TRI-MARK MFG., INC.
BALANCE SHEETS

                                             March 31,    December 31,
                                               2010          2009
                                             --------     -----------
      ASSETS                               (Unaudited)     (Audited)

Current Assets
  Cash in Bank                             $      133      $   83,994
  Accounts receivable                          14,322           8,158
                                           ----------      ----------
  Total current assets                     $   14,455      $   92,152
                                           ----------      ----------
Property and equipment, net of
  accumulated depreciation of $80,025
  for 2010, and $66,600 for 2009              188,475         121,900
                                           ----------      ----------
TOTAL ASSETS                               $  202,930      $  214,052
                                           ==========      ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   13,484      $    8,187
  Accrued expenses                              9,400           6,100
  Advances from officer                        62,122          63,412
                                           ----------      ----------
    Total current liabilities                  85,006          77,699
                                           ----------      ----------
Stockholders' Equity
  Common stock, $0.001 par value;
  25,000,000 shares authorized; 9,000,700
  shares issued and outstanding                 9,001           9,001
  Additional paid-in capital                  251,174         251,174
  Accumulated deficit                        (142,251)       (123,822)
                                           ----------      ----------
    Total stockholders' equity                117,924         136,353
                                           ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $  202,930      $  214,052
                                           ==========      ==========

           See notes to interim unaudited financial statements

TRI-MARK MFG., INC.
STATEMENTS OF OPERATIONS (Unaudited)

For three months ended March 31,               2010            2009
                                               ----            ----
Sales                                      $   27,282      $        -

Cost of sales                                  25,020               -
                                           ----------      ----------

Gross profit (deficit)                          2,262               -

Selling, General and Administrative
  Expenses                                     19,891           7,500
                                           ----------      ----------
Operating loss                                (17,629)         (7,500)

Interest and other expenses                         -               -
                                           ----------      ----------
Net loss before income taxes                  (17,629)         (7,500)

Provision for income taxes                        800             800
                                           ----------      ----------

Net loss                                   $  (18,429)     $   (8,300)
                                           ==========      ==========
Net loss per share-Basic and Diluted       $    (0.00)     $    (0.00)
                                           ==========      ==========
Weighted average number of common shares
  outstanding                                9,000,700      8,000,000

           See notes to interim unaudited financial statements

TRI-MARK MFG., INC.
STATEMENTS OF CASH FLOWS (Unaudited)

For three months ended March 31,                2010           2009
                                                ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                 $  (18,429)     $   (8,300)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation                               13,425           5,550
    (Increase) Decrease in operating assets:
     Accounts Receivable                       (6,164)              -
    Increase (Decrease) in operating
     liabilities:
     Accounts payable and accrued expenses      8,597           1,250
                                           ----------      ----------
Net cash used in operating activities          (2,571)         (1,500)
                                           ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment          (80,000)              -
                                           ----------      ----------
Net cash used in investing activities         (80,000)              -
                                           ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from officer advances                1,010           1,500
  Repayments of advance from officer           (2,300)              -
                                           ----------      ----------
Net cash provided by (used in) financing
 activities                                    (1,290)          1,500
                                           ----------      ----------
NET DECREASE IN CASH                          (83,861)              -

CASH BALANCE AT BEGINNING OF PERIOD            83,994             106
                                           ----------      ----------
CASH BALANCE AT END OF PERIOD              $      133      $      106
                                           ==========      ==========
Supplemental Disclosures of Cash Flow
  Information:
  Taxes Paid                               $        0      $        0
  Interest paid                            $        0      $        0

           See notes to interim unaudited financial statements

TRI-MARK MFG, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Business.  Tri-Mark MFG, Inc., ("Tri-Mark") was incorporated
in the state of California on December 15, 2006.   Tri-Mark designs and
manufactures low end jewelry which are marketed, wholesale and retail, domestically.

Presentation of Interim Information. The financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

Use of estimates. The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers' prepayments are deferred until products are shipped and accepted by the customers.

Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable. Management believes accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established.

TRI-MARK MFG, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

Fair Value of Financial Instruments. The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Inventories. Inventories are valued at the lower of cost or market (first-in, first-out) or net realizable value.

Property and Equipment. Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended March 31, 2010 and 2009 was $13,425 and $5,550, respectively.

Net Loss Per Share. Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

New Accounting Pronouncements. Tri-Mark MFG, Inc. does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses and has limited revenue. Those matters raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $18,429 and $8,300 for the three months ended March 31, 2010 and 2009, respectively. The Company had an accumulated deficit of $142,251 as of March 31, 2010.

Management of the Company is obtaining an infusion of capital through either public or private investment. The ability of the Company to continue as a going concern is dependent on its ability to meet its financial arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TRI-MARK MFG, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - BALANCE SHEETS DETAILS

                                           March 31,    December 31,
                                             2010           2009
                                           --------     -----------
Property and equipment, net
  Molds                                   $ 111,000      $ 111,000
  3D Mold and Jewelry Software              157,500         77,500
  Less: accumulated depreciation            (80,025)       (66,600)
                                          ---------      ---------
    Property and equipment, net           $ 188,475      $ 121,900
                                          =========      =========
Accrued Expenses:
  Accrued professional fees               $   7,000      $   4,500
  Other accrued expenses                      2,400          1,600
                                          ---------      ---------
    Total accrued expenses                $   9,400      $   6,100
                                          =========      =========

NOTE 4 - ADVANCES FROM OFFICERS

As of March 31, 2010 and December 31, 2009, the Company owed $62,122 and $63,412, respectively, to an officer of the Company. The advances are unsecured, due on demand and have no interest provisions. Management expects to repay the full amount during the year ended December 31, 2010; therefore, it is classified as current on the balance sheet.

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                       For Three Months Ended
                                              March 31,
                                         2010          2009
                                         ----          ----
Numerator:
  Net loss                            $  (18,429)    $   (8,300)
                                      ==========     ==========
Denominator:
  Weighted average of common shares    9,000,700      8,000,000
                                      ==========     ==========
Net loss per share-basic and diluted  $    (0.00)    $    (0.00)

TRI-MARK MFG, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - SEGMENT INFORMATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended March 31, 2010 and
2009

For the three months ended March 31, 2010, we earned revenues of $27,282 with a cost of sale of $25,020 resulting in gross profit of $2,262. The net loss was $(18,429) for the three months ended March 31, 2010. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $19,891 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the three months ended March 31, 2009. For the three months ended March 31, 2009, we had a net loss of $8,300. This loss was due to costs of being a reporting company and selling, general and administrative expenses of $7,500 which include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2010, we purchased property and equipment of $80,000 resulting in net cash used in investing activities of $80,000.

During the three months ended March 31, 2009, we did not pursue any investing activities.

During the three months ended March 31, 2010, we received proceeds from officer advances of $1,010 and made repayments of officer advances of $2,300. As a result, we had net cash used in financing activities of $1,290 for the three months ended March 31, 2010.

During the three months ended March 31, 2009, we received proceeds from officer advances of $1,500. As a result, we had net cash provided by financing activities of $1,500 for the three months ended March 31, 2009.

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

Item 4T.  Controls and Procedures.

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 12, 2010

TRI-MARK MFG, INC.

By: /s/Barry Sytner
---------------------------
Barry Sytner, Chief Executive Officer