Form 10-Q
period 2010-06-30
Tri-Mark MFG, Inc.
filed 2010-08-19
CIK 1428203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010

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

The number of outstanding shares of the registrant's common stock, August 15, 2010:

  Common Stock  -  9,000,700

TRI-MARK MFG, INC.
FORM 10-Q
For the quarterly period ended June 30, 2010
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

TRI-MARK MFG, INC.
BALANCE SHEETS (Unaudited)

                                                June 30,    December 31
                                                  2010          2009
                                              ------------  -----------
ASSETS
CURRENT ASSETS:
  Cash                                       $    5,924    $   83,994
  Accounts receivable                             2,923         8,158
  Inventory                                      12,976             -
                                             ----------    ----------
      Total current assets                       21,823        92,152
                                             ----------    ----------
Property and equipment                          175,244       121,900
                                             ----------    ----------
TOTAL ASSETS                                 $  197,067    $  214,052
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $    5,969    $    8,187
  Accrued expenses                                9,400         6,100
  Advances from officer                          74,272        63,412
                                             ----------    ----------
      Total current liabilities                  89,641        77,699
                                             ----------    ----------
TOTAL LIABILITIES                                89,641        77,699
                                             ----------    ----------

Stockholders' Equity:
  Common stock, $0.001 par value; 25,000,000
   shares authorized; 9,000,700 shares issued
   and outstanding at June 30, 2010 and
   December 31, 2009                              9,001         9,001
  Additional paid-in capital                    251,174       251,174
  Accumulated deficit                          (152,749)     (123,822)
                                             ----------    ----------
      Total Stockholders' Equity                107,426       136,353
                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  197,067    $  214,052
                                             ==========    ==========

See notes to interim unaudited financial statements.

TRI-MARK MFG, INC.
STATEMENTS OF OPERATIONS (Unaudited)

                                  For the three months ended  For the six months ended
                                  --------------------------  ------------------------
						       June 30,                   June 30,
                                      2010         2009          2010         2009
                                   ----------   ----------   ----------   ----------
Sales                              $   23,709   $        -   $   50,991   $        -

Cost of sales                           9,230            -       34,250            -
                                   ----------   ----------   ----------   ----------
Gross profit                           14,479            -       16,741            -

Selling, general and administrative    24,977        8,050       44,868       15,550
                                   ----------   ----------   ----------   ----------
Operating loss                        (10,498)      (8,050)     (28,127)     (15,550)

Interest and other expenses                 -            -            -            -
                                   ----------   ----------   ----------   ----------
Net loss before income taxes          (10,498)      (8,050)     (28,127)     (15,550)

Provision for income taxes                  -            -          800          800
                                   ----------   ----------   ----------   ----------
Net Loss                           $  (10,498)  $   (8,050)  $  (28,927)  $  (16,350)
                                   ==========   ==========   ==========   ==========

Net loss per share, Basic and
  Diluted                          $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                                   ==========   ==========   ==========   ==========

Weighted Average Number of Shares,  9,000,700    8,000,000    9,000,700    8,000,000
  Basic and diluted                ==========   ==========   ==========   ==========

See notes to interim unaudited financial statements.

TRI-MARK MFG, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

                                            For the six months ended
                                                   June 30,
                                               ---------------
                                               2010        2009
                                               ----        ----
Cash Flow from Operating Activities:
  Net loss                                  $ (28,927)  $ (16,350)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                               26,656      11,100
 (Increase) Decrease in operating assets:
    Accounts Receivable                         5,235           -
    Inventory                                 (12,976)          -
  Increase (Decrease) in operating
    liabilities:
    Accounts payable and accrued expenses       1,082       1,750
                                            ---------   ---------
      Net cash used in operating activities    (8,930)     (3,500)
Cash Flow from Investing Activities:
  Purchase of property and equipment          (80,000)          -
                                            ---------   ---------
      Net Cash used by Investing Activities   (80,000)          -
Cash Flow from Financing Activities:
  Proceeds from officer advances               13,160       3,500
  Repayments of advance from officer           (2,300)          -
                                           ----------    --------
      Net Cash provided by Financing
       Activities                              10,860       3,500
                                           ----------    --------
Net Increase (Decrease) in Cash               (78,070)          -

Cash Balance at beginning of period            83,994         106
                                           ----------    --------
Cash Balance at end of period              $    5,924    $    106
                                           ==========    ========

Supplemental Disclosures of Cash Flow
  Information:
    Taxes Paid                             $        -    $      -
    Interest Paid                          $        -    $      -

        See notes to interim unaudited financial statements

TRI-MARK MFG, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Business: Tri-Mark MFG, Inc. ("Tri-Mark") was incorporated in the state of California on December 15, 2006. Tri-Mark designs and manufactures low end jewelry which is marketed, wholesale and retail, domestically.

Presentation of Interim Information: The financial information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

TRI-MARK MFG, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

Accounts receivable: Management believes accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established at June 30, 2010 and December 31, 2009.

Fair value of financial instruments: Management measures the financial assets and liabilities in accordance with the requirements of FASB ASC 825 "Financial Instruments". The carrying values of accounts receivable, accounts payable, accrued expenses, and advances from officer approximate fair value due to the short-term maturities of these instruments.

Inventory: Inventory, consisting entirely of finished goods, is valued at the lower of cost or market (first-in, first-out) or net realizable value.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three and six months ended June 30, 2010 was $13,425 and $26,656, respectively. Depreciation expense for the three and six months ended June 30, 2009 was $5,550 and $10,100, respectively.

Earnings (loss) per share: Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. For the three and six months ended June 30, 2010 and 2009, there were no potentially dilutive securities excluded from the computation because they are anti-dilutive.

TRI-MARK MFG, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Concentrations: During the three and six months ended June 30, 2010, approximately 59% and 61% of sales were from one customer. The entire accounts receivable balance at June 30, 2010 was due from this customer.

New Accounting Pronouncement: Tri-Mark MFG, Inc. does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses and has limited revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $28,927 and $16,350 for the six months ended June 30, 2010 and 2009, respectively. The Company had an accumulated deficit of $152,749 as of June 30, 2010.

Management of the Company is attempting to obtain an infusion of capital through either a public or private investment. The ability of the Company to continue as a going concern is dependent on its ability to meet its financial obligations and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - BALANCE SHEETS DETAILS

                                                      As of
                                             June 30,    December 31,
                                               2010            2009
                                               ----            ----
Property and equipment, net
  Molds                                      $111,000        $111,000
  3D Mold and Jewelry Software                157,500          77,500
  Less: accumulated depreciation              (93,256)        (66,600)
                                             --------        --------
  Property and equipment, net                $175,244        $121,900
                                             ========        ========
Accrued expenses:
  Accrued professional fees                  $  7,000        $  4,500
  Other accrued expenses                        2,400           1,600
                                             --------        --------
  Total accrued expenses                     $  9,400        $  6,100
                                             ========        ========

TRI-MARK MFG, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 4 - ADVANCES FROM OFFICERS

As of June 30, 2010 and December 31, 2009, the Company owed $74,272 and $63,412, respectively, to an officer of the Company. The advances are unsecured, due on demand and have no interest provisions. Management expects to repay the full amount during the year ended December 31, 2010; therefore, it is classified as current on the balance sheet.


NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                            Three Months Ended   Six Months Ended
                               June 30,             June 30,
                          2010          2009   2010        2009
                          ----          ----   ----        ----
Numerator:
  Net Loss            $  (10,498)  $   (8,050) $  (28,927)  $  (16,350)
                      ==========   ==========  ==========   ==========
Denominator:
  Basic loss per share
   Weighted Average
    Number of Shares   9,000,700    8,000,000   9,000,700    8,000,000

Effect of dilutive
 securities:
  Stock options and
   warrants                    -            -           -            -
                      ----------   ----------  ----------   ----------
Diluted loss per share
 adjusted weighted
   average shares      9,000,700    8,000,000   9,000,700    8,000,000
                      ==========   ==========  ==========   ==========
Basic loss per share  $    (0.00)  $    (0.00) $    (0.00)  $    (0.00)
                      ==========   ==========  ==========   ==========
Diluted loss per share$    (0.00)  $    (0.00) $    (0.00)  $    (0.00)
                      ==========   ==========  ==========   ==========

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 18, 2010, the date which the financial statements were issued. There were no subsequent events that require adjustment to or disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the three months ended June 30, 2010 and 2009

We earned revenue of $23,709 for the three months ended June 30, 2010. Cost of sales was $9,230 for the three months ended June 30, 2010 resulting in gross profit of $14,479. For the three months ended June 30, 2010, we had a net loss of $10,498. This loss was due to selling, general and administrative expenses of $24,977 that included costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the three months ended June 30, 2009. Cost of sales was $0 for the three months ended June 30, 2009 resulting in gross profit of $0. The net loss of $(8,050) for the three months ended June 30, 2009. This loss was due to selling, general and administrative expenses of $8,050 that included costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Results of Operations for the six months ended June 30, 2010 and 2009

We earned revenue of $50,991 for the six months ended June 30, 2010. Cost of sales was $34,250 for the six months ended June 30, 2010
resulting in gross profit of $16,741.    For the six months ended June
30, 2010, we had a net loss of $28,927. This loss was due to selling, general and administrative expenses of $44,868 that included costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

We did not earn any revenue for the six months ended June 30, 2009. Cost of sales was $0 for the six months ended June 30, 2009 resulting in gross profit of $0. The net loss was $(16,350) for the six months ended June 30, 2009. This loss was due to selling, general and administrative expenses of $15,550 that include costs of being a reporting company. Selling, general and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
During the six months ended June 30, 2010, we purchased new jewelry molds in the amount of $80,000. During the six months ended June 30, 2009, we did not have any investing activities.

During the six months ended June 30, 2010, we received proceeds from an officer loan of $13,160 and repaid officer loans of $2,300 resulting in net cash used in financing activities of $10,860.

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

Plan of Operations
------------------
Our main focus in the next twelve months is to increase our marketing efforts to increase sales of our jewelry. However, subsequent to the quarter ended June 30, 2010, certain selling shareholders arranged for the sale of their common shares. Upon completion of the proposed sale, there will be a change in control of Tri-Mark and the new management will determine the plan of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Due to the fact that the Tri-Mark has limited personnel resources, there was a lack of segregation of duties, which management identified as a material weakness. Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures are not effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.  None.

Item 4. (Removed and reserved)

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

Dated: August 18, 2010

TRI-MARK MFG, INC.

By: /s/Barry Sytner
---------------------------
Barry Sytner, Chief Executive Officer


By: /s/Betty Soumekh
---------------------------
Betty Soumekh, Chief Financial Officer