Form 10-Q
period 2010-09-30
FTOH Corp
filed 2010-11-09
CIK 1428203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to _____

Commission File Number 333-149546

FTOH CORP.
(Formerly Tri-Mark MFG, Inc.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8069359 (I.R.S. Employer Identification No.)

1453 3rd Street, Santa Monica, CA 90401
(Address of principal executive offices)

800-521-0770
(Issuer's telephone number)

101 Middlesex Turnpike, Ste. 6, Burlington, MA 01803
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒   NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer                                                                  Accelerated filer 

Non-accelerated filer                                                                  Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  75,953,303 shares as of November 8, 2010

ITEM 1. FINANCIAL STATEMENTS.

FTOH CORP. (formerly Tri-Mark MFG, Inc.)
CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$-	$83,994
Accounts receivable	-	8,158
Total current assets	-	92,152

Property and equipment, net of accumulated depreciation
of $106,487 for 2010, and $66,600 for 2009	162,013	121,900

TOTAL ASSETS	$162,013	$214,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$8,187
Accrued expenses	-	6,100
Advances from officer	93,210	63,412
Total current liabilities	93,210	77,699

Stockholders' equity:
Common stock, $0.001 par value; 25,000,000 shares authorized;
9,000,700 shares issued and outstanding	9,001	9,001
Additional paid-in capital	251,174	251,174
Accumulated deficit	(191,372)	(123,822)
Total stockholders' equity	68,803	136,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,013	$214,052

The accompanying notes are an integral part of these condensed financial statements.

FTOH CORP. (formerly Tri-Mark MFG, Inc.)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales	$-	$-	$50,991	$-

Cost of sales	-	-	34,250	-

Gross profit	-	-	16,741	-

Selling, general and administrative	38,620	8,050	83,491	23,600

Operating loss	(38,620)	(8,050)	(66,750)	(23,600)

Interest and other expenses	-	-	-	-

Net loss before income taxes	(38,620)	(8,050)	(66,750)	(23,600)

Provision for taxes	-	-	800	800

Net loss	$(38,620)	$(8,050)	$(67,550)	$(24,400)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,000,700	8,000,000	9,000,700	8,000,000

The accompanying notes are an integral part of these condensed financial statements.

FTOH CORP. (formerly Tri-Mark MFG, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

For nine months ended September 30,	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(67,550)	$(24,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,887	16,650
(Increase) decrease in operating assets:
Accounts receivable	8,158	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(14,287)	1,750
Net cash used in operating activities	(33,792)	(6,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(80,000)	-
Net cash used in investing activities	(80,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from officer advances	32,098	6,000
Repayments of advance from officer	(2,300)	-
Net cash provided by financing activities	29,798	6,000

NET DECREASE IN CASH	(83,994)	-

CASH BALANCE AT BEGINNING OF PERIOD	83,994	106

CASH BALANCE AT END OF PERIOD	$-	$106

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FTOH CORP. (formerly Tri-Mark MFG, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business FTOH Corp., formerly Tri-Mark MFG, Inc., (the “Company”), was incorporated in the State of California on December 15, 2006.  The Company designs and manufactures low end jewelry which is marketed, wholesale and retail, domestically.

Presentation of Interim Information The financial information at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and nine months ended September 30, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

Use of estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers.

Accounts Receivable: Management believes accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established December 31, 2009.

Fair Value of Financial Instruments: Management measures the financial assets and liabilities in accordance with the requirements of FASB ASC 825 "Financial Instruments". The carrying values of accounts receivable, accounts payable, accrued expenses, and advances from officer approximate fair value due to the short-term maturities of these instruments.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years.  Depreciation expense for the three and nine months ended September 30, 2010 was $13,231 and $39,887, respectively. Depreciation expense for the three and nine months ended September 30, 2009 was $5,550 and $16,650 respectively.

Net Loss Per Share: Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.  For the three and nine months ended September 30, 2010 and 2009, there were no potentially dilutive securities excluded from the computation because they are anti-dilutive.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements The Company does not believe any newly issued accounting pronouncements will have any material impact on its financial statements.

NOTE 2 – GOING CONCERN

The Company has incurred substantial losses and has limited revenue.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company incurred net losses of $67,550 and $24,400 for the nine months ended September 30, 2010 and 2009, respectively. The Company had an accumulated deficit of $191,372 as of September 30, 2010.

Management of the Company is attempting to obtain an infusion of capital through either public or private investment. The ability of the Company to continue as a going concern is dependent on its ability to meet its financial obligations and the success of its future operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – BALANCE SHEETS DETAILS

	September 30,	December 31,
	2010	2009
Property and equipment, net
Molds	$111,000	$111,000
3D Mold and Jewelry Software	157,500	77,500
Less: accumulated depreciation	(106,487)	(66,600)
Property and equipment, net	$162,013	$121,900

Accrued Expenses:
Accrued professional fees	$-	$4,500
Other accrued expenses	-	1,600
Total accrued expenses	$-	$6,100

NOTE 4 – ADVANCES FROM OFFICERS

As of September 30, 2010 and December 31, 2009, the Company owed $93,210 and $63,412, respectively, to an officer of the Company. The advances are unsecured, due on demand and have no interest provisions. Management expects to repay the full amount during the year ended December 31, 2010; therefore, it is classified as current on the balance sheet.

NOTE 5 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(38,620)	$(8,050)	$(67,550)	$(24,400)

Denominator:
Basic loss per share—weighted average shares	9,000,700	8,000,000	9,000,700	8,000,000
Effect of dilutive securities:
Stock options and warrants	-	-	-	-

Diluted loss per share—adjusted weighted average shares	9,000,700	8,000,000	9,000,700	8,000,000

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

NOTE 6: Subsequent Events

Reincorporation

On October 15, 2010, the Company (then, Tri-Mark Mfg, Inc., a California company), entered into an agreement and plan of merger (the “Merger Agreement”) with FTOH Corp., a Delaware corporation and the Company’s wholly owned subsidiary.  Pursuant to the Merger Agreement, the Company was merged with and into FTOH Corp. and the California company’s separate existence ceased (the “Merger”).  The Company’s shareholders approved the Merger on October 15, 2010 by written consent in accordance with California law and we approved the Merger as shareholder on behalf of FTOH Corp.  The purpose of the Merger was to provide for a Delaware corporate organization that would continue the Company’s business and pursue additional opportunities.

Additionally, pursuant to the Merger Agreement and in connection with the reincorporation into the State of Delaware, the Company adopted additional changes to our organization, and the following occurred:

•	The Company changed its name to “FTOH Corp.” as a result of amendment to the Company’s Certificate of Incorporation;

•
The Certificate of Incorporation was amended to provide authority to issue 190,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of blank check preferred, par value $0.0001 per share (the “Preferred Stock”).  The Company may issue any class of our Preferred Stock in any series.  The Board of Directors shall have authority to establish and designate series, and to fix the number of shares included in each such series and the variations in the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full.  Shares of each such series when issued shall be designated to distinguish the shares of each series from shares of all other series.

•
All of the Company’s property, real, personal and mixed and all debts vested in the Company  and all property, rights, privileges, powers and franchises, and all and every other interest are thereafter the property of the Company.

•
As of October 28, 2010 (the record date for issuance of the dividend shares)(or such later date as FINRA approval is obtained), the holders of the Company’s common stock will be entitled to 8.344159089 shares of common stock of the Company as consideration and in exchange for each one share of our common stock and all of the common stock of the Company held by us shall be surrendered and canceled.

•
Eliminated certain rights in the certificate of incorporation and bylaws, including the right provided in the bylaws to cumulative voting in the election of directors, as well as changes in the time periods and notices required in order to call special meetings of directors and shareholders and increasing the potential number of directors that would comprise the entire board of directors from 1 to up to 15

            Convertible Note Financing

On October 15, 2010, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with the subscribers listed therein (the “Subscribers”).  The Subscription Agreement provides for, among other things, the sale by the Company of convertible notes in the original aggregate principal amount of $2,100,000 (the “Convertible Notes”).  The Company received gross proceeds of $2,100,000 from the sale of the Convertible Notes in escrow pending closing on the sale.

The Convertible Notes will mature six months from the issuance date and will accrue interest at the rate of six (6%) per annum, payable on the maturity date.  During an Event of Default (as defined in the Convertible Notes), the interest rate of the Convertible Notes will be increased to eighteen (18%) percent per annum until paid in full.  In addition, upon the occurrence of an Event of Default, all principal and interest then remaining unpaid shall immediately become due and payable upon demand. Events of Default include but are not limited to: (i) the Company’s failure to make payments when due or (ii) breaches by the Company of its representations, warranties and covenants in the Subscription Agreement.

Pursuant to the terms of the Convertible Notes, the Subscribers have the right, so long as the Convertible Notes are not fully repaid, to convert the Convertible Notes into shares of the Company’s common stock at a conversion price of $1.40 per share (giving effect to the effectiveness of our 8.344159089 for one forward split), as may be adjusted.  The Convertible Notes contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than $1.00 per share within 18 months after conversion of the Notes, the conversion price of the Convertible Notes will automatically be reduced to such lower price. The Convertible Notes contain limitations on conversion, including the limitation that the holder may not convert its Convertible Note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the Subscriber to the Company, of up to 9.99%).

Pursuant to the terms of the Subscription Agreement, the Company agreed to file a registration statement covering the resale of the shares of common stock underlying the Convertible Notes no later than 180 days from the closing of the offering and to have such registration statement declared effective no later than 365 days from the closing of the offering.  If the Company does not timely file the registration statement or cause it to be declared effective by the required dates, then each Subscriber shall be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Subscriber for the Convertible Notes for each month that the Company does not file the registration statement or cause it to be declared effective.

The Company also granted the Subscribers, until the later of one year from the closing or so long as the Convertible Notes are outstanding, a right of first refusal in connection with future sales by the Company of its common stock or other securities or equity linked debt obligations, except in connection with certain Excepted Issuances (as defined in the Subscription Agreement).

Unregistered Sales of Equity Securities

On October 15, 2010 the Company issued 101,868 shares to a consultant pursuant to a consulting agreement engaged to represent the Company in investors’ communications and public relations with existing and prospective shareholders, brokers, dealers and other investment professionals with respect to the Company’s current and proposed activities, and to consult with the Company’s management concerning such activities. The issuance of the Company’s shares was not required to be registered in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

OVERVIEW

FTOH Corp. (“we” or the “Company”) was incorporated on December 15, 2006 in the state of California under the name Tri-Mark Mfg, Inc.    On October 15, 2010, the Company entered into an agreement and plan of merger with FTOH Corp., a Delaware corporation and the Company’s wholly-owned subsidiary in order to change its name to “FTOH Corp.” and to change the state of incorporation of the Company from California to Delaware.  As a result of the aforementioned merger, holders of the Company’s common stock as of October 28, 2010 (or such later date as FINRA approval is obtained) will be entitled to 8.344159089 shares of common stock as consideration and in exchange for each one share of common stock held.

The Company is a designer, marketer, and manufacturer of affordable branded jewelry in the United States.  Since inception, we have been focusing on the expansion of our jewelry line and getting exhibit space in the major jewelry shows.

Our principal executive offices are located at 1453 3rd Street, Santa Monica, CA 90401. Our telephone number is (800) 521-0770.

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2010 and 2009:

We earned no revenue for the three months ended September 30, 2010 and the three months ended September 30, 2009, respectively.

Selling, general and administrative expenses were $38,620 for the three months ended September 30, 2010 compared to $8,050 for the three months ended September 30, 2009.  The difference of $30,570 or 380% was primarily due to the Company’s increased legal and administrative costs associated with the Merger.

Our net loss was $38,620 for the three months ended September 30, 2010 compared to $8,050 for the three months ended September 30, 2009.  The difference of $30,570 or 380% is primarily due to the Company’s increased legal and administrative costs associated with the Merger.

Results of Operations for the nine months ended September 30, 2010 and 2009:

We earned revenue of $50,991 for the nine months ended September 30, 2010 compared to $0 for the nine months ended September 30, 2009.  In addition, the Company had cost of revenue of $34,250 for the nine months ended September 30, 2010 compared to $0 for the nine months ended September 30, 2009.  The increase in revenue and cost of revenue is due to the fact that the Company was in the development stage until the fourth quarter of 2009.  Therefore, there was no revenue or related cost of revenue for the nine months ended September 30, 2009.

Selling, general and administrative expenses were $83,491 for the nine months ended September 30, 2010 compared to $23,600 for the nine months ended September 30, 2009.  The increase of $59,891 or 254% was primarily due to an increase in personnel and depreciation expenses associated with operating the business.  For the nine months ended September 30, 2009, the Company was in the development stage and expenses were mainly related to legal and accounting costs incurred for public company reporting requirements.

Our net loss was $67,550 for the nine months ended September 30, 2010 compared to $24,400 for the nine months ended September 30, 2009.  The difference of $43,150 or 177% is primarily due to an increase in personnel and depreciation expenses associated with operating the business.  For the nine months ended September 30, 2009, the Company was in the development stage and expenses were mainly related to legal and accounting costs incurred for public company reporting requirements.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, we purchased new jewelry molds in the amount of $80,000.  During the nine months ended September 30, 2009, we did not have any investing activities.

During the nine months ended September 30, 2010, we received proceeds from an officer loan of $32,098 and repaid officer loans of $2,300 resulting in net cash used in financing activities of $29,798. These amounts were used to fund operations of the Company.

During the nine months ended September 30, 2009, we received proceeds from an officer loan of $6,000 resulting in net cash used in financing activities of $6,000. These amounts were used to fund the Company’s administrative expenses associated with public company reporting requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2010. Due to the fact that the Company has limited personnel resources, there was a lack of segregation of duties, which management identified as a material weakness.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded such controls and procedures are not effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

 Not Applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 -  [ REMOVED AND RESERVED.]

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

3.1 Certificate of Ownership and Merger dated October 15, 2010 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

10.1 Agreement and Plan of Merger dated October 15, 2010 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

10.2 Indemnification Agreement (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

10.3  Subscription Agreement dated October 15, 2010 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

10.4  Form of Convertible Note (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

31.1 Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2010	FTOH Corp.

/s/ James Heckman
By: James Heckman Title: Chief Executive Officer (Principal Executive Officer)

/s/ Mitchell Chun
By: Mitchell Chun Title: Chief Financial Officer (Principal Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

3.1 Certificate of Ownership and Merger dated October 15, 2010 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

10.1 Agreement and Plan of Merger dated October 15, 2010 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

10.2 Indemnification Agreement (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

10.3  Subscription Agreement dated October 15, 2010 (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

10.4  Form of Convertible Note (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on October 21, 2010)

31.1 Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350