Form 10-K
period 2010-12-31
5to1 Holding Corp.
filed 2011-04-15
CIK 1428203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

Commission file number 333-149546

5to1 HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3461705 (I.R.S. Employer Identification No.)

1453 3rd Street, Santa Monica, CA (Address of principal executive offices)	90401 (Zip Code)

Registrant’s telephone number, including area code (800) 521-0770

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes        No   

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ✓

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 61,921,749.

As of April 14, 2011, there were 35,970,856 shares of Common Stock, par value $0.0001 per share, outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE                                                                                                None.

5TO1 HOLDING CORP.

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to 5to1 Holding Corp.’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) 5to1 Holding Corp.’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of 5to1 Holding Corp.; (ii) 5to1 Holding Corp.’s plans and results of operations will be affected by 5to1 Holding Corp.’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in 5to1 Holding Corp.’s filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Factors that might affect our forward-looking statements include, among other things:
•	overall economic and business conditions;
•	the demand for our goods and services;
•	competitive factors in the industries in which we compete;
•	emergence of new technologies which compete with our service offerings;
•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
•	the outcome of litigation and governmental proceedings;
•	interest rate fluctuations and other changes in borrowing costs;
•	other capital market conditions, including availability of funding sources;
•	potential impairment of our indefinite-lived intangible assets and/or our long-lived assets; and
•	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

5to1 Holding Corp. (“we”, “us”, “our” or the “Company”) was incorporated on December 15, 2006 in the state of California under the name Tri-Mark Mfg, Inc.  On October 15, 2010, the Company entered into an agreement and plan of merger with FTOH Corp., a Delaware corporation and the Company’s wholly-owned subsidiary in order to change its name to “FTOH Corp.” and to change the state of incorporation of the Company from California to Delaware.  As a result of the aforementioned merger, holders of the Company’s common stock as of October 28, 2010 received 8.344159089 shares of common stock as consideration and in exchange for each one share of common stock held.  On November 3, 2010, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with 5to1.com, Inc., a privately-held Delaware corporation (“5to1”), and FTOH Acquisition Corp., the Company’s newly-formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into 5to1, and 5to1, as the surviving corporation, became a wholly-owned subsidiary of the Company.  On November 3, 2010 we filed with the Secretary of State of the State of Delaware a Certificate of Merger which merged 5to1 with and into Acquisition Sub (the “Certificate of Merger”).  The Certificate of Merger also amended the certificate of incorporation of 5to1 substituting the name “5to1, Inc.” as the name of our wholly-owned subsidiary (the surviving corporation) following the Merger.  Immediately after the Merger, we transferred all of our pre-Merger assets and liabilities to our wholly-owned subsidiary, FTOH Holdings, Inc. ("SplitCo").  Thereafter pursuant to a stock purchase agreement dated as of November 3, 2010, we transferred all of the outstanding capital stock of SplitCo to certain FTOH stockholders in exchange for the cancellation of 66,753,280 shares of FTOH common stock. Founded in September 2008, 5to1 is an online advertising platform that enables publishers to maximize advertising revenue without sacrificing control of their inventory, brand, content or audience. 5to1’s business includes aggregating and monetizing previously unsold premium inventory with relevant, high-quality advertisements.

Product/Services

We operate an online advertising platform that enables publishers to monetize premium unsold inventory without forfeiting control to third party advertising networks. Our premium-only publisher network reaches hundreds of millions of aggregate unique users across more than 25 major media brands.  Through our advertising platforms, publishers are able to select and program specific ads for their site (pricing, creative, and other metrics are available to the publisher), in an effort to avoid sales channel conflicts.

Our platform uses proprietary technology to speed the discovery and selection of relevant ads by displaying all those for which each publisher is eligible, sorted by publisher-selected values and optionally filtered by factors that the publisher selects.  Publishers can drag-and-

drop any number of eligible ads into “playlists” for immediate or later display on their web pages.  Our platform is integrated with leading third-party ad servers, providing the scale required by our publishers.

We have a small direct sales force that sells “guaranteed” ads to run across our network, typically on a CPM basis.  Since our publishers have the power to select the ads they run, we guarantee that such ads run across the advertisers choice of “channels” rather than guaranteeing placement on any individual publisher sites.  We also offer “non-guaranteed” ads, also known as real-time bid ads, sourced from top ad exchanges.  Publishers can select any mix of ads and, in all cases, retains complete control over the ads that run on the site.

Our platform offers the following services to publishers:

•	Complete transparency on an advertisement by advertisement basis, including creative and actual CPMs;
•	Elimination of sales channel conflict and the need for advertiser block lists;
•	Elimination of low-quality, brand-damaging advertisements;
•	Ability to match specific ads to specific content and audiences; and
•	Ability to enhance and monetize unsold premium inventory.

Our platform offers the following to advertisers:

•	100% premium distribution network at scale;
•	High quality brand environments;
•	High quality placements within publishers’ unsold premium inventory; and
•	Protection of advertisers’ customer lists.

Publisher Relationships

We have access to hundreds of milions of aggregate unique users per month via over 25 major media companies, representing hundreds of premium content sites. We have spent over two years developing our premium publisher network through direct relationships with major media companies and have executed formal publisher distribution or other contractual agreements directly with these companies.

Facilities

Our principal executive offices are located at 1453 3rd Street, Santa Monica, CA 90401 and our telephone number is (800) 521-0770. The Company also leases offices in Seattle, Washington for our engineering activities and in San Francisco, California for our operations activities.

Sales and Marketing

We sell and market our solutions through our sales team of five experienced sales persons as of March 2011.  Our sales team is comprised of industry veterans adept at communicating our premium-at-scale distribution and value proposition to the brand marketplace.  They also have extensive relationships with the top advertising agencies and brand advertisers.  Our sales executives are based in Los Angeles, New York, and San Francisco.

Competition

We face intense competition in the Internet advertising market from other online advertising networks, demand side platforms, and other direct marketing and technology solution providers for a share of client advertising budgets.  We expect that this competition will continue to intensify in the future as a result of industry consolidation, the pace of technological innovation in the industry, and low barriers to entry.  Additionally, we compete for advertising budgets with traditional media including television, radio, newspapers and magazines.  Furthermore, many of the advertising, media, and Internet companies possess greater resources and are more adequately capitalized than we are.

Within the expansive Internet advertising market, we are positioned squarely in the burgeoning premium-at-scale market and can claim 100% premium reach at scale.  Very few networks are competitive in this space given the difficulty gaining traction with major media brands and the reticence of major media brands to work with traditional advertising networks given the inherent risks associated with these networks – many of these networks access premium inventory by arbitraging the inventory in the market.

Competitive Strengths

We compete for business on the basis of a number of factors including the ability to meet the premium reach needs of our clients, brand protection and enhancement, greater transparency for buyers and sellers, major media and agency customer relationships, and our ability to deliver value against our clients’ advertising spend.

The following factors provide us with a competitive advantage in the market:

•	100% premium brand reach at scale – direct relationships with over 25 major media brands and hundreds of millions of aggregate unique users per month
•	Over two years developing our highly scalable technology platform that provides publishers with the control and transparency required to yield enhanced revenue opportunities
•	Significant lead time developing a critical mass of premium network distribution through direct relationships with major media brands
•
A founding and executive team with extensive experience in senior executive level positions within major media companies and with extensive relationships with major media companies, advertising agencies, and brand advertisers

Government Regulation

The industry in which we operate is subject to various industry specific government regulations. These include the Digital Millennium Copyright Act and its related safe harbors, which are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others, and the CAN-SPAM Act of 2003 and certain state laws, which are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet. We cannot assure you that any portion of the regulatory framework under which we currently operate will remain consistent and that any change or new regulations will not have a material adverse effect on our current and anticipated operations. Currently we are in compliance with all applicable regulations.

Employees

As of December 31, 2010, we had 19 full time employees. We believe our employee relations are good.  Five employees are considered members of management.

The Company’s website address is http://www.5to1.com .  Information contained on the Company’s website is not incorporated into this annual report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this annual report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Relating to the Company

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by an early-stage company.

5to1 was formed under the laws of the State of Delaware on September 16, 2008. Since we have a limited operating history it will make it difficult for investors and securities analysts to evaluate our business and prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.  Investors should evaluate an investment in our Company in light of the uncertainties encountered by early-stage companies in an intensely competitive industry.  There can be no assurance that our efforts will be successful or that we will be able to become profitable and maintain profitability.

If we cannot manage our growth effectively, we may not achieve profitability.

Businesses which grow rapidly often have difficulty managing their growth.  If our business continues to grow rapidly and as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to lose money, which will reduce our stock price.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

We have limited funds. Even with the proceeds of our recent financing, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects to existing stockholders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We are subject to restrictive debt covenants that impose operating and financial restrictions on our operations and could limit our ability to grow our business.

Covenants in our revolving loan agreement with Silicon Valley Bank (“SVB”) impose operating and financial restrictions on us. These restrictions prohibit or limit us from, among other things, (i) liquidating or dissolving, (ii) selling, leasing or assigning any of our material assets, (iii) effecting a change of our Chief Executive Officer or Chief Operating Officer without appointing a replacement reasonably acceptable to SVB, (iv) merging or consolidating, (v) creating, incurring, assuming or being liable for any indebtedness or (vi) creating, incurring, allowing or suffering any lien. These restrictions could limit our ability to obtain future financing, withstand downturns in our business or take advantage of business opportunities.

If we are unable to comply with the covenants in our loan agreement and are unable to obtain waivers of non-compliance from SVB, we will be in default under the loan agreement and may be required to pay substantial fees or penalties.

Certain members of our management team, upon the closing of the Merger, were awarded restricted stock grants, which will result in an accounting charge against the Company.

Certain members of our management team were awarded restricted stock grants under our 2010 Equity Incentive Plan, subject to certain vesting schedules, in accordance with our obligation to assume certain obligations of 5to1 under the Merger Agreement for outstanding restricted stock grants to management and employees.  These grants will be deemed compensation awarded to these individuals for accounting purposes and will result in a charge in current and future financial statements.

As a result of the Merger, 5to1 became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability grow.

As a result of the Merger, 5to1 became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if 5to1 had remained privately held and did not consummate the Merger, increasing the cost in future periods from the historical costs reflected in the financial statements and results of operations for 5to1.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and maintain appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

If advertising on the Internet loses its appeal or brand advertising growth online slows, our revenue could decline.

Our business model may not continue to be effective in the future for a number of reasons, including the following: migration of offline brand advertising budgets to online may occur more slowly than expected; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements and targeting capabilities; publishers may be adverse to using or may stop using altogether third party advertising networks due to various concerns, including protection of audience data and inappropriate or irrelevant advertisements; and, regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability.  If the number of companies who purchase online advertising from us does not continue to grow and we are unable to command sufficient advertising pricing, we may experience difficulty in attracting publishers, and our revenue could decline.

If we fail to manage our supply of display advertising impressions (also referred to as “publishing inventory”) effectively, our profit margins could decline and should we fail to acquire additional premium publishing inventory our growth could be impeded.

Our success depends in part on our ability to manage our existing publishing inventory.  Our publishers are not required to provide a minimum level of inventory, so we cannot ensure or guarantee a consistent supply of display advertising space to our advertisers.  In addition, publishers can change the amount of inventory they make available to us at any time.  If a publisher decides not to make publishing inventory from its websites available to us, we may not be able to replace this inventory with that from other publishers with comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests, thus resulting in potentially lost revenues.  Because our business model is new, we may not be able to marry our transparency and proprietary “publisher control” value proposition with the industry trend toward automated ad exchanges with real-time auctions.

Additionally, if a third-party data provider stopped offering their data to us, we may not be able to replace this data with another data provider of equal or better effectiveness.  Our ability to maintain our existing data partnerships, as well as attract new data partners, will depend on various factors, some of which are beyond our control.

We expect that our advertiser customers’ requirements will become more sophisticated as the Internet continues to mature as an advertising medium.  If we fail to manage our existing publisher inventory effectively to meet our advertiser customers’ changing requirements, our revenues could decline.  Our growth depends on our ability to expand our premium publisher inventory.  To attract new customers, we must maintain access to a critical mass of attractive publisher inventory.  We intend to expand our inventory by selectively adding to our network new premium publishers that offer attractive demographics, innovative and quality content and growing web user traffic.  Our ability both to retain current as well as to attract new publishers to our network will depend on various factors, some of which are beyond our control.  These factors include, but are not limited to: our ability to introduce new and innovative services, our efficiency in managing our existing publisher inventory and our pricing policies.  We cannot assure you that the size of our publisher inventory will increase or remain constant in the future.

 If we do not retain the services of certain executives and advisors or have difficulty in attracting new hires, our business could be negatively impacted.

The growth of our business and success to date has resulted in large part to a very experienced group of senior executives and advisors with extensive ties to the advertising and media markets.  The departure of one or several of these individuals could harm and delay the growth  in our sales, distribution and product development efforts.

In addition, delays or difficulties in hiring for key positions could delay our sales and operational efforts.  The competitive labor market for sales and technology resources adds additional risk in this area.

Because government regulation of the Internet may subject us to additional operating restrictions and regulations, our business and operating results may be adversely affected.

Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet.  Due to the rapid growth and widespread use of the Internet, federal and state governments are enacting and considering various laws and regulations relating to the Internet.  Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear.  Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.  Additionally, our third party data partners may be adversely affected by any new or existing laws.

The application of these statutes and others to the Internet search industry is not entirely settled.  Further, several existing and proposed federal laws could have an impact on our business and our third party data partners’ business:

•
The Digital Millennium Copyright Act and its related safe harbors, are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•
The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

•
There have been several bills introduced in the Congress in recent years relating to protecting privacy.  As with any change in Presidential administration, especially to one more likely to protect privacy, new legislation in this area may be enacted.

•	Adopted and pending consumer protection and privacy legislation, including the FTC Online Behavioral Advertising Principles.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways.  As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services.  We may also be subject to costs and liabilities with respect to privacy issues.  Several Internet companies have incurred costs and paid penalties for violating their privacy policies.  Further, it is anticipated that new legislation may be adopted by federal and state governments with respect to user privacy.  Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws.  The restrictions imposed by and cost of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.  Further, any such laws that affect our third party data partners could indirectly harm our business and operating results.

If we are subject to legal claims, and/or government enforcement actions and held liable for our or our customers’ failure to comply with federal, state and foreign laws, regulations or policies governing consumer privacy, it could materially harm our business and damage our reputation.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices.  The United States Congress currently has pending legislation regarding privacy and data security measures (e.g., S. 495, the “Personal Data Privacy and Security Act of 2007”).  Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability.  Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers.  The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users.  These restrictions may limit our ability to target advertising in most European countries.  Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

In addition to government activity, privacy advocacy groups and the technology and direct marketing industries are considering various new, additional or different self-regulatory standards.  This focus, and any legislation, regulations or standards promulgated, may impact us adversely.  Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our customers and us.  Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these proposed laws or regulations may have on our business.  However, if the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

Third parties may bring class action lawsuits against us relating to online privacy and data collection.  We disclose our information collection and dissemination policies, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies.  Any claims or inquiries could be costly and divert management's attention, and the outcome of such claims could harm our reputation and our business.

Our customers are also subject to various federal and state laws concerning the collection and use of information regarding individuals.  These laws include the Children's Online Privacy Protection Act, the federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information.  We cannot assure you that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies.  We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

If we are not able to protect our intellectual property from unauthorized use, it could diminish the value of our products and services, weaken our competitive position and reduce our revenues.

Our success depends in large part on our proprietary publisher-facing interface/gallery, features and technologies.  We may be required to spend significant resources to monitor and police our intellectual property rights.  If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

We rely on a combination of trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.  Third-party software providers could copy or otherwise obtain and use our technologies without authorization or develop similar technologies independently, which may infringe upon our proprietary rights.  We may not be able to detect infringement and may lose competitive position in the market before we do so.  In addition, competitors may design around our technologies or develop competing technologies.  Intellectual property protection may also be unavailable or limited in some foreign countries.

We generally enter into confidentiality or license agreements with our employees, consultants, vendors, customers, and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information.  Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our products and services or technologies.  Our precautions may not prevent misappropriation of our products, services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States

If we become involved in lawsuits relating to our intellectual property rights, it could be expensive and time consuming, and an adverse result could result in significant damages and/or force us to make changes to our business.

We rely on trade secrets to protect our intellectual property rights. If we are sued by a third party which alleges we are violating its intellectual property rights or if we sue a third party for violating our rights, intellectual property litigation is very expensive and can divert our limited resources.  We may not prevail in any litigation.  An adverse determination of any litigation brought by us could materially and adversely affect our future results of operations by either reducing future revenues or increasing future costs.  Additionally, an adverse award of money damages could affect our financial condition.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.  In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation.  If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

If we are not able to respond to the rapid technological change characteristic of our industry, our services may not be competitive.

The market for our services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide competitive services.  We believe that our future success will depend, in part, upon our ability to develop our services for both our target market and for applications in new markets.  We may not, however, be able to successfully do so, and our competitors may develop innovations that render our services uncompetitive.

 If our computer systems or technology providers fail to operate or deliver effectively in the future, we may incur significant costs to remedy these failures and may sustain reduced revenues.

Our success depends on the continuing and uninterrupted performance of our computer systems and provision of services from our technology providers. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to monitor performance, would reduce significantly the attractiveness of our solutions to advertisers and publishers.  The existence of bugs in our software that prevent correct operation and/or reporting could adversely affect our business.  Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations.  Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages and malicious or accidental human acts.  Any of the above factors could substantially harm our business resulting in increased costs.  Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers.  Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data, render us unable to provide services to our customers, and expose us to material risk of loss or litigation and liability.  If we fail to address these issues in a timely manner, it may materially damage our reputation and business causing our revenues to decline.

Computer viruses could damage our business.

Computer viruses, worms and similar programs may cause our systems to incur delays or other service interruptions and could damage our reputation and ability to provide our services and expose us to legal liability, all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Risks Relating to our Organization and Common Stock

We may need to raise additional capital, which may not be available on acceptable terms or at all.

We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, through at least January 1, 2012. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our plans and business.  Any additional equity financing may involve substantial dilution to our existing shareholders.

Our operating results may prove unpredictable, and our share price may decrease or fluctuate significantly.

Our operating results may prove unpredictable, and our common stock price may decrease or fluctuate significantly. Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.

Investor Relations Activities, Nominal “Float” and Supply and Demand Factors May Affect the Price of our Stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may directly provide, or others may provide, compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning our Company.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods and as a result the dissemination of inaccurate or misleading information may require us to comment or issue a corrective announcement.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  In addition to public relations costs, we may issue shares of restricted stock, and budget cash compensation to consultants and advisors for these activities, and such amounts may be increased in the future.  In addition, investors in our Company may be willing, from time to time, to encourage investor awareness through similar activities, including payment of cash or stock compensation.  Investor awareness activities may also be suspended or discontinued which may impact the trading market in our Common Stock.

The SEC, FINRA and the various state Blue Sky commissioners, enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of improper activities may exist, such as rapid share price increases or decreases.  As a small public company with a public market established through a a reverse merger, it is likely our activities, and our shareholders’ activities, will be subjected to enhanced regulatory scrutiny due to regulatory skepticism and potential bias against this manner of becoming publicly traded.  These factors, as well as because of the small number of holders who initially own the registered shares of our Common Stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold (which markets have historically been associated by regulatory bodies with improper activities concerning penny-stocks, such as the OTC Bulletin Board (“OTCBB”) or the OTCQB Marketplace (Pink OTC)), may lead to regulatory and investor perceptions that are unfavorable.

During 2010, 5to1 and the Company conducted a private offering (the “Offering”) which, following acquisition by our Company, resulted in 7,075,000 shares of our Common Stock being issued to purchasers in the Offering.  Until such time as the shares sold in the Offering are registered or available for resale under Rule 144, there will continue to be a small number and percentage of our shares (8,350,020 or approximately 24% on a fully diluted basis) held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market.

            The United States Supreme Court has stated that manipulative action is a “term of art” connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators and the courts with forces that upset the supply and demand factors that would normally determine trading prices.  As described above, a small number and percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities.  Accordingly, the supply of our common stock for resale will be extremely limited for an indeterminate amount of time (for example, under Rule 144 promulgated under the Securities Act until six months following the date of this Report if we are not considered a “shell” and prior to such time, our shares issued to 5to1 shareholders may not be able to be sold absent a registration statement under the Securities Act), which could result in higher bids, asks/offers or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and investor awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our activities or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.  Further, this is an evolving area of the law and regulators may adopt new or different interpretations of the foregoing factors which could impact the market for our shares in various respects.

 Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs in 2010 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-Merger company.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Actual or anticipated variations in our quarterly results of operations;
•	Our failure to meet financial analysts’ performance expectations;
•	Our failure to meet or exceed our own publicly-disclosed forecasts;
•	Our failure to achieve and maintain profitability;
•	Changes in our industry;

•	Competitive pricing pressure;
•	Our ability to execute our business plan;
•	Inability to develop, acquire or integrate new or needed technology,
•	Short selling activities;
•	The loss of major advertisers, publishers or data providers;
•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
•	The departure of key personnel;
•	Regulatory developments;
•	Changes in market valuations of similar companies; or
•	The sale of a large amount of common stock by shareholders owning large positions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders .

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company, without our board of directors' consent, for at least three years from the date they first hold 15% or more of the voting stock.

 Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in our November 2010 financing upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued in the Merger to the current and former officers and directors of 5to1 will be subject to a lock-up agreement prohibiting sales of such shares for a period of 12 months following the Merger. Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders. However we were required and have assumed responsibilities for certain 5to1 management share issuances and the applicable vesting schedules agreed to by 5to1 and certain of its employees/shareholders.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are currently located in Los Angeles, California, where we lease approximately 2,600 square feet of space under a lease that expires in February 2012. The Company also leases offices in Seattle, Washington (3,773 square feet) for our engineering activities and in San Francisco, California (2,580 square feet) for our operations activities. Our annual rent payments totaled approximately $220,000 in 2010. We do not own any real property.

Item 3. Legal Proceedings.

There are no significant legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Bulletin Board since November 10, 2010 under the symbol FTOH.OB and prior to that, under the symbol, “TIMR.OB”. Prior to May 11, 2010, there was no active market for our common stock. The following table sets forth the high and low sales prices as reported on the NASDAQ Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2010	HIGH	LOW

First Quarter	-	-
Second Quarter	$0.60	$0.51
Third Quarter	$0.75	$0.50
Fourth Quarter	$4.95	$1.51

The last reported sales price of our common stock on the OTC.BB on April 14, 2011 was $1.10. According to the records of our transfer agent, as of April 6, 2011, there were approximately 96 holders of record of our common stock.

Transfer Agent

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., located at 200 Memorial Parkway, Atlantic Highlands, NJ 07716, (732) 872-2727.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, securities issued and securities available for future issuance under our 2010 Equity Incentive Plan and 2011 Equity Incentive Plan are as follows:

Equity Compensation Plan Information

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted average exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	0	0	1,418,540

Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,418,540

Recent Sales of Unregistered Securities

Sales by 5to1

During the period from May 14, 2010 through September 15, 2010, 5to1 completed a $2,042,345 bridge financing transaction through the issuance of 10% Subordinated Convertible Promissory Notes (the “2010 Notes”) and warrants to purchase 6,564 shares of Series A Preferred Stock.  In October 2010, holders of the 2010 Notes exchanged their securities for a total of 3,275,000 shares of 5to1.

From September 29, 2010 to the closing date of the Merger, 5to1 sold an aggregate of $900,000 principal amount of its 6% secured promissory notes (“Bridge Notes”) in a private placement transaction which were exchanged for shares in the Company’s private placement described below. The purchasers of Bridge Notes paid an aggregate gross purchase price of $900,000 for such Bridge Notes.  The Bridge Notes were due and payable upon the earlier of March 29, 2011 or the date that 5to1 consummates a reverse merger transaction and raised gross proceeds of at least $6 million.

 The sale of the Bridge Notes was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act.  The securities sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On October 14, 2010, 5to1 issued 3,275,000 shares of our common stock to the holders of the 2010 Notes with an aggregate principal amount of $2,042,345 in consideration for the return and cancellation of their respective notes.

On October 14, 2010, 5to1 issued 166,727 shares of our common stock to service providers who advise us on advertising and strategic related issues for total proceeds of $1,089 and 135,199 shares of our common stock to holders of our Series A Preferred upon conversion of their shares into common stock.

On October 27, 2010 we issued 8,380,147 shares of our common stock to Company management for total proceeds of $54,757, and 5,899,958 shares of our common stock to Company management and employees for total proceeds of $38,551 upon the early exercise of incentive stock options granted on October 14, 2010. The 8,380,147 shares are subject to certain specified repurchase provisions and the 5,899,958 shares are subject to repurchase provisions and performance based vesting conditions including the attainment of specified revenue and earnings targets that are not probable of being met.

 Sales by the Company

On November 3, 2010, the $900,000 principal amount of Bridge Notes issued by 5to1 was exchanged for 2,000,000 shares of the Company under the same terms as the Private Placement described below.

On November 3, 2010, the $2,100,000 of convertible notes previously issued by the Company was converted into 1,500,000 shares of common stock at $1.40 per share, pursuant to the terms of the convertible notes.

On November 3, 2010, the Company issued 3,625,000 shares of common stock in a private placement at $1.00 per share to 19 accredited investors.

On November 3, 2010, the Company issued 250,000 shares of restricted stock to Michael Mathews under the 2011 Equity Incentive Plan in consideration for his role as director of the Company.  One-third of the shares will vest on each annual anniversary of the grant, for a total vesting period of three years, provided Mr. Mathews is serving as a director at the time such portion of the grant vests.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” and “Special Note Regarding Forward Looking Statements” above.

General

We are a Delaware corporation, which provides a proprietary advertisement publishing platform that enables major media publishers to manage and sell their ad space inventory using a publisher-only controlled advertising platform. All of our operations are conducted by our wholly owned subsidiary, 5to1, Inc. (together, “our”, “us”, “we” or the “Company”).

Prior to the fourth quarter of 2009, we devoted substantially all of our efforts and resources to the development of our technology platform and pre-sale activities and considered ourselves a “development stage company.” Effective September 2009, we completed the development of our technology platform, accelerated our sales efforts and emerged from our development stage activities. We operate under a single segment. Our fiscal year end is December 31. Our core business strategy is to leverage our publisher-controlled proprietary platform to generate sales commissions.

On November 3, 2010, 5to1 entered into the Merger with FTOH Acquisition Corp., a Delaware corporation and wholly owned subsidiary of 5to1 Holding Corp, with 5to1 as the surviving corporation in the Merger. Prior to the Merger, 5to1completed a 46.67 to1 reverse stock split. Also on November 3, 2010, FTOH sold 3,625,000 shares of common stock in a private placement at $1.00 per share to 19 accredited investors.

Upon the closing of the Merger and the private placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) dated as of November 3, 2010, 5to1 Holding Corp. agreed to transfer all of its pre-Merger assets and liabilities to its wholly-owned subsidiary, FTOH Holdings, Inc. (“SplitCo”). Thereafter pursuant to a stock purchase agreement dated as of November 3, 2010, 5to1 Holding Corp. agreed to transfer all of the outstanding capital stock of SplitCo to certain of 5to1

Holding Corp. stockholders in exchange for the cancellation of 66,753,280 shares of 5to1 Holding Corp. common stock. Accordingly, the business conducted by FTOH prior to the Merger is not being operated by the combined entity post Merger.

At the closing of the Merger, each share of 5to1common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of 5to1 Holding Corp. common stock. To the extent that there are fractional shares, such fractional shares were rounded to the nearest whole share and the board authorized 5to1 Holding Corp. to issue shares in order to correct any rounding deficiencies resulting from the prior recapitalization.  An aggregate of 17,890,833 shares of 5to1 Holding Corp. common stock were issued to the holders of 5to1.Com, Inc. common stock.

The Merger has been accounted for as a reverse merger under the acquisition method of accounting because there was a change of control.  Accordingly, 5to1 is treated as the continuing entity for accounting purposes, whereas the entity formally known as 5to1 Holding Corp. is the legal surviving entity.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009:

	Year Ended December 31
		(in thousands)
	2010	2009	Change
Loss from operations	(6,812,156)	(4,091,753)	(2,720,403)
Other expenses:	2,050,911	(20,520)	(2,030,391)

Net Loss	$8,863,067	$(4,112,273)	$(4,750,794)
Revenue

Revenue for the year ended December 31, 2010 was $989,000 compared to $118,000 for the year ended December 31, 2009. This increase of $871,000 results from the addition of 36 new customers during 2010.

Cost of Revenue and Gross Profit (Loss)

Cost of revenue increased by $713,000 to $840,000 for the year ended December 31, 2010 from $127,000 for the year ended December 31, 2009. The increase in cost of revenue results from an increase in sales offset by an increase in the gross profit percentage.  Gross profit increased to $150,000 for the year ended December 31, 2010 from a gross loss of $9,000 for the year ended December 31, 2009.  The gross profit percentage was 15.2% for the year ended December 31, 2010 as compared to a gross loss percentage of 7.6% for the year ended December 31, 2009.  This increase in gross profit percentage results from achievement of economies of scale.

Compensation

Compensation expense for the year ended December 31, 2010 was $4,526,319 compared to $ 2,913,964 for the year ended December 31, 2009. The increase of $1,612,355 results from an increase in sales and marketing personnel and increased bonuses and commissions.

Other Operating Expenses

Other operating expense for the year ended December 31, 2010 was $ 2,436,030 compared to $ 1,168,817 for the year ended December 31, 2009. The increase of  $1,267,213 results from an increase of (i) $664,750 in consulting and professional fees, (ii) $160,000 in facility costs, (iii) $295,000 in travel and entertainment expenses, and (iv) other general and administrative expenses.

Interest Expense

Interest expense for the year ended December 31, 2010 was $ 940,100 compared to $22,200 for the year ended December 31, 2009. This increase results from $917,959 related to the beneficial conversion feature embedded in the convertible notes and related debt discount and contractual interest on increased borrowings.

Debt Conversion Inducement Charge

Debt conversion inducement charge for the year ended December 31, 2010 of $1,100,000 represents the excess of fair value of the stock issued over the carrying value of the debt exchanged. The incremental consideration was paid as an inducement for the debt holders to convert to equity.

Income Tax Benefit

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon our revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years because we have no products for sale and do not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of December 31, 2010 and December 31, 2009, our stockholders’ equity was approximately $3,531,500 and $1,772,000, respectively. Our net loss from operations for the years ended December 31, 2010 and 2009 was $ 6,812,200 and $4,091,800, respectively.  Net cash used in operating activities was  $7,118,000 and $4,181,500 for the years ended December 31, 2010 and December 31, 2009, respectively. Operations since inception have been funded with the proceeds from equity and debt financings and limited sales activity.  As of December 31, 2010, we had cash, cash equivalents of approximately $3,630,000. We anticipate that our existing capital resources will enable us to continue operations through at least January, 2012.

Off –Balance Sheet Arrangements

As of December, 2010, we had no material off-balance sheet arrangements other than operating leases.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2010.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Share-Based Payments. We adopted authoritative accounting guidance which establishes standards for share-based transactions in which we receive employee's services in exchange for equity instruments, such as stock options or warrants. These authoritative accounting standards require that we expense the fair value of stock options and similar awards, as measured on the awards' grant date.

We estimate the value of stock option awards using the Black-Scholes option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

If factors change and we employ different assumptions in the application of the relevant accounting guidance in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

Derivative Instruments. Since inception, we have issued a significant number of warrants to purchase our common stock, convertible notes and convertible preferred stock. In accordance with current accounting guidelines, we have treated these derivative financial instruments as liabilities on our consolidated balance sheet, measured at fair value at issuance date, and re-measured at fair value on each reporting date. We record changes in the fair value of these derivative liabilities in income or loss on each balance sheet date.  We use a Black-Scholes option pricing model, which uses the underlying price of our common stock as one of the inputs to determine the fair value at issuance date and at each subsequent reporting period. As a result, the fair value of the derivative instruments is impacted by changes in the market price of our common stock. The market price of our common stock can be volatile and is subject to factors beyond our control. These factors include, but are not limited to, trends in the industry in which we operate, the market of OTC Bulletin Board quoted stocks in general and sales of our common stock. As a result, the value of our common stock may change from measurement date to measurement date, thereby resulting in f1uctuations in the fair value of the derivative instruments, which can materially impact our operating results.

Revenue Recognition. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Accordingly, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Our sole source of revenue is from the distribution of internet advertising, which principally includes hosting advertising copy on a proprietary portal for the eventual placement on media providers’ websites. Revenue is recognized when the advertisement is delivered to a consumer. Such revenue consists of the gross value of billings to advertisers. We report these revenues gross because we are the primary obligor and bear responsibility for fulfillment of the service provided to our customers, we have latitude in setting the price paid to our customers, have discretion with respect to choosing publishers, and assume the credit risk for the entire amount of the sale.

New Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
5to1Holdings Corp.

We have audited the accompanying consolidated balance sheets of 5to1Holdings Corp. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 5to1Holdings Corp. and Subsidiary, as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

5to1 Holding Corp. and Subsidiary
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

Current Assets:
Cash and cash equivalents	$3,629,523	$2,207,423
Accounts receivable	240,263	58,207
Loan receivable - officers/stockholder	-	39,539
Prepaid expenses and other current assets	484,247	90,873
Total current assets	4,304,033	2,396,042

Office Equipment, net of accumulated
depreciation of $24,964 and $7,059, respectively	30,943	35,665
Security deposits	44,561	16,691
Debt Issue Costs	21,100	30,143

	$4,450,637	$2,478,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$400,543	$43,686
Accrued expenses and other current liabilities	93,555	130,868
Notes payable - current portion	166,667	125,000
Derivative Liabilities	-	31,573
Total current liabilities	660,765	331,127

Notes Payable, less current portion	208,333	375,000

Total liabilities	869,098	706,127

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
0 and 135,199 shares issued and outstanding at December 31, 2010
and 2009 , respectively	-	13
Common stock, $.0001 par value, 190,000,000 shares authorized;
21,754,107 and 27,135 shares issued and outstanding at December 31, 2010 and 2009 respectively (net of shares subject to repurchase and shares held
in treasury)	3,605	3

Additional paid-in capital	16,844,156	6,212,486
Accumulated deficit	(13,303,155)	(4,440,088)
Stock subscription receivable
Treasury Stock (38,035 and 29,504 shares at December 31,
2010 and 2009, respectively)	(13,067)	-

Total stockholders' equity (deficit)	3,581,539	1,772,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,450,637	$2,478,541

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp. and Subsidiary
Statements of Operations

	Year ended	Year ended
	December 31, 2010	December 31, 2009

Revenue	$989,275	$117,855
Cost of Revenue	839,082	126,827
Gross Profit (loss)	150,193	(8,972)

Operating Expenses
Compensation	4,526,319	2,913,964
Other operating expenses	2,436,030	1,168,817
	6,962,349	4,082,781

Loss from Operations	(6,812,156)	(4,091,753)

Other (Income)/Expenses:
Interest income	273	1,594
Interest expense	(940,149)	(22,190)
Debt conversion inducement charge	(1,132,315)
Change in fair value of derivative liabilities	21,280	76
	(2,050,911)	(20,520)

Net Loss	$(8,863,067)	$(4,112,273)

Net Loss per Share	(1.30)	(40.87)

Weighted Average number of shares outstanding	6,800,391	100,629

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp. and Subsidiary
Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stock Subscription recievable	Shares	Amount	Total Stockholders' Equity (Deficit)

BALANCE, January 1, 2009			-	-	-	(327,815)	(495)	-	-	(328,310)

Subscription payment received							495			495

Issuance of Common Stock			3,857	1	17					18
										-
Series A Preferred stock issued for cash	113,612	11			5,204,093					5,204,104

Conversion of notes payable into Series A Preferred Stock	21,587	2			1,007,482					1,007,484

Employee stock option compensation expense					787					787

Shares placed in treasury upon exercise of repurchase option								(82,246)		-

Release of shares from treasury for stock sales subject to repurchase								52,742		-

Common stock released from repurchase agreement upon vesting			23,278	2	107					109

Net Loss						(4,112,273)				(4,112,273)

BALANCE, December 31, 2009	135,199	13	27,135	3	6,212,486	(4,440,088)	-	(29,504)	-	1,772,414

Issuance of Common Stock			14,446,832	1,445	100,680					102,125

Repurchase of common stock										-

Employee stock option compensation expense					54,694					54,694

Fair value of warrants issued to lender					206,412					206,412

Equity Costs charged to additional paid in capital					(117,688)					(117,688)

Shares placed in treasury upon exercise of repurchase option								(19,956)	(13,067)	(13,067)

Release of shares from treasury for stock sales subject to repurchase								11,426	-	-

Reclassification of warrant liability					30,832					30,832

Common stock released from 2009 repurchase agreements			70,056	7	26,291					26,298

Effect of Reverse Merger			9,204,990	921	(921)					-

Issuance of shares for cancellation of notes payable			3,275,000	328	2,643,370					2,643,698

Issuance of shares upon conversion of bridge notes			2,000,000	200	1,999,800					2,000,000

Conversion of Preferred Stock to Common Stock	(135,199)	(13)	135,199	13	-					-

Issuance of shares for convertible notes			1,500,000	150	2,099,850					2,100,000

Issuance of shares in a private placement			3,625,000	363	3,624,637					3,625,000

Shares issued to Director for services			250,000	25	(25)					-

Amortization of restricted stock					13,888					13,888

Issuance of shares to placement agent			1,500,000	150	(150)					-

Net Loss						(8,863,067)				(8,863,067)

BALANCE, December 31, 2010	-	-	36,034,212	3,605	16,894,156	(13,303,155)	-	(38,034)	(13,067)	3,581,539

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp.
Statement of Cash Flows

	Year ended	Year ended
	December 31, 2010	December 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(8,863,067)	$(4,112,273)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	17,905	7,059
Stock based compensation	68,582	787
Change in fair value of derivative liabilities	(21,280)	(76)
Amortization of debt discount	795,989	1,506
Amortization of deferred financing	9,043	9,716
Debt conversion inducement charge	1,132,315

Changes in operating assets and liabilities
Accounts recievable	(182,056)	(58,207)
Prepaid expenses	(293,374)	(90,873)
Security deposits	(27,870)	(16,691)
Accounts payable	356,857	21,976
Accrued expenses and taxes payable	(11,015)	55,588

Net cash used in operating activities	(7,117,971)	(4,181,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Advance to) repayment from stockholders	39,539	91,437
Purchase of office equipment	(13,183)	(42,724)

Net cash provided by investing activities	26,356	48,713

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loan payable	5,042,345	900,000
Repayment of Notes payable	(125,000)	-
Issuances of preferred stock	-	5,302,260
Payment of financing costs	(117,688)	(98,156)
Issuances of common stock	3,727,125	18
Issuances of common stock subject to repurchase		26,268
Proceeds from subscription receivable		495
Acquisition of common stock subject to repurchase	(13,067)	(356)

Net cash provided by financing activities	8,513,715	6,130,529

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,422,100	1,997,754

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	2,207,423	209,669

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,629,523	$2,207,423

Supplemental disclosures of cash flow information:
Interest paid	$30,198	$3,159
Taxes paid	$800	$800

Supplemental disclosure of non-cash financing activities:
	-	1,007,484
Conversion of 2010 notes into Common Stock	2,042,345	-
Conversion of Bridge Notes into Common Stock	900,000	-
Conversion of Notes payable to Common Stock	2,100,000	-

The accompanying notes are an integral part of these consolidated financial statements.

5to1Holding Corp. and Subsidiary
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 1.Business Organization and Nature of Operations

5to1 Holding Corp. (formerly known as FTOH Corp.) (“FTOH”), a Delaware corporation, through its wholly owned subsidiary, 5to1.Com, Inc. (5to1 and together with FTOH, “our”, “us”, “we” or the “Company”), provides a proprietary advertisement publishing platform that enables major media publishers to manage and sell their ad space inventory using a publisher-only controlled advertising platform.

On November 3, 2010, 5to1entered into a merger (the “Merger”) with FTOH Acquisition Corp., a Delaware corporation and wholly owned subsidiary of FTOH, with 5to1as the surviving corporation in the Merger.

Prior to the fourth quarter of 2009, 5to1 devoted substantially all of its efforts and resources to the development of its technology platform and pre-sale activities and was considered a “development stage company.” Effective September 2009, 5to1 completed the development of its technology platform, accelerated sales efforts and emerged from its development stage activities.

Immediately after the closing of the Merger, FTOH transferred all of its pre-Merger assets and liabilities to its wholly-owned subsidiary, FTOH Holdings, Inc. (“SplitCo”). Thereafter pursuant to a stock purchase agreement dated as of November 3, 2010, FTOH agreed to transfer all of the outstanding capital stock of SplitCo to certain of FTOH stockholders in exchange for their cancellation of 66,753,280 shares of FTOH common stock. Accordingly, the business conducted by FTOH prior to the Merger is not being operated by the combined entity post Merger.

At the closing of the Merger, each share of 5to1common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of FTOH common stock. To the extent that there are fractional shares, such fractional shares were rounded to the nearest whole share and the board authorized FTOH to issue shares in order to correct any rounding deficiencies resulting from the prior recapitalization.  An aggregate of 17,890,833 shares of FTOH common stock were issued to the holders of 5to1 common stock in exchange for their common shares, representing approximately 68% of the combined entity.

The Merger has been accounted for as a reverse merger and recapitalization in which 5to1is treated as the accounting acquirer and FTOH is the surviving legal entity.

As described in Note 7, on November 3, 2010, the Company completed a private placement of 3,625,000 shares of its common stock for an aggregate offering amount of $3,625,000.

Note 2. Liquidity and Financial Condition

We incurred a net loss of $8,863,067 for the year ended December 31, 2010. Our cash balance as of December 31, 2010 was $3,629,523 and we had working capital as of that date of $3,549,959. Cash used in our operating activities amounted to $7,117,971 for the year ended December 31, 2010.

We completed the following financing transactions during the years ended December 31, 2009 and 2010:

•	From February 27, 2009 to March 31, 2009, we sold convertible promissory notes (the “2008 Notes”) for $400,000, of which $250,000 was provided by a related party.

•
On April 13, 2009, we converted all of the 2008 notes with an aggregate outstanding principal amount and accrued interest of $1,009,484 and issued 21,587 shares of our Series A Preferred Stock (the “Series A Preferred”). On June 3, 2009 and November 27, 2009, we sold 53,407 and 38,777 shares of Series A Preferred, respectively, for cash of $46.67 per share, resulting in proceeds of $4,302,260, of which $2,251,791 was provided by a related party.

•
On October 14, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) under which SVB loaned us $500,000 and agreed to loan us an additional $500,000 under certain conditions (the “SVB Loan”). We issued SVB a warrant (the “SVB Warrant”). to purchase 750 shares of our Series A Preferred at an exercise price of $46.67 per share as additional consideration for the SVB Loan

•
From May 14, 2010 to September 15, 2010, we received $2,042,345 in proceeds from the sale of convertible promissory notes (the “2010 Notes”) and the issuance of warrants to purchase 6,564 shares of our Series A Preferred at an exercise price of $46.67 per share (the “2010 Warrants”). Related parties purchased $1,869,018 of these 2010 Notes (see Note 5).

•	On September 29, 2010, we sold $600,000 promissory notes (the “Bridge Notes”) for cash (Note 4). On October 1, 2010, we sold an additional $300,000 of Bridge Notes for proceeds of $250,000 (Note 4).

•
On October 14, 2010, we exchanged 3,275,000 shares of our common stock for 2010 Notes with an aggregate principal amount of $2,042,345.  In addition, our option and warrant holders each exercised or cancelled outstanding options and warrants.

•
On October 14, 2010, we issued 14,276,677shares of our common stock to Company management and various employees for total proceeds of $93,308. The  shares are subject to repurchaseas described in Notes 6 and 7.

•
On October 14, 2010, we also issued: (i) 166,727 shares of our common stock to service providers who advise us on advertising and strategic related issues for total proceeds of $1,089 and 135,199 shares of our common stock to holders of our Series A Preferred upon conversion of their shares into common stock.

•	On October 15, 2010, 5to1 Holdings issued $2,100,000 of convertible notes due 6 months from the issue date, with a conversion price of $1.40 per share, for gross proceeds of $2,100,000.

•
On November 3, 2010, in connection with the Merger, our previously issued Series A Preferred shares, 2010 Notes and Bridge Notes were converted into FTOH common shares and we generated cash proceeds of $3,625,000 from a private placement of FTOH shares.

•
On November 3, 2010, $2,100,000 of convertible notes issued by FTOH Corp prior to the Merger were converted into 1,500,000 shares of common stock of 5to1 Holding Corp. at $1.40 per share, pursuant to the terms of the convertible notes.

Based on the recent progress we made in the execution of our business plan and the Merger, we believe that our currently available cash, which includes funds we expect to generate from operations, will enable us to operate our business through at least January 1, 2012. However, we will require additional capital in order to execute the longer term aspects of our business plan.  If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities or suspending the pursuit of our business plan. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Note 3. Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, determining the fair value of 5to1.Com common stock prior to the completion of the merger, the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash and Cash Equivalents

We consider all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Accordingly, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Our sole source of revenue is from the distribution of internet advertising, which principally includes hosting advertising copy on a proprietary portal for the eventual placement on media providers’ websites. Revenue is recognized when the advertisement is delivered to a consumer. Such revenue consists of the gross value of billings to advertisers. We report these revenues gross because we are the primary obligor and bear responsibility for fulfillment of the service provided to our customers, we have latitude in setting the price paid to our customers, have discretion with respect to choosing publishers, and assume the credit risk for the entire amount of the sale.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts. We have determined that an allowance for doubtful accounts is not required for any of the periods presented.

Office Equipment

Office equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the three year useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The SVB warrant liability, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis

We measure derivative liabilities at fair value using the Black-Scholes option pricing model with assumptions that include the fair value of the stock underlying the derivative instrument, the exercise or conversion price of the derivative instrument, the risk free interest rate for a term comparable to the term of the derivative instrument and the volatility rate and dividend yield for our common stock. For derivative instruments convertible into or exercisable for shares of our preferred stock, we considered the price per share of $46.67 paid by unrelated parties as the fair value of the preferred stock. For derivative instruments convertible into or exercisable for shares of our common stock, we considered the results of a valuation performed by a third party specialist and other internal analyses performed by management to determine the value of our stock at the commitment dates of applicable transactions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on an analysis of historical volatilities of similarly situated companies in the marketplace for a number of periods that is at least equal to the contractual term or estimated life of the applicable financial instrument.

We also considered the use of the lattice or binomial models with respect to valuing derivative financial instruments that feature anti-dilution price protection; however, the differences in the results are insignificant due to the low probability of triggering price adjustments in such financial instruments.

Customer Concentration

For the periods ended December 31, 2009 and 2010, our largest customer accounted for approximately 39% and 24% of sales, respectively.  Current economic conditions could harm the liquidity and financial condition of our customers, which could in turn cause them to fail to meet their contractual or other obligations to us.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2010, we had approximately $3,379,523 of balances in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

Convertible Instruments

 We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares. As described elsewhere herein, our Series A preferred shares contain an embedded conversion option that features anti-dilution price protection, The fair value of the conversion option contained within our preferred stock was at all times insignificant based on the difference between the $46.67 exercise price of the conversion option and the fair of our common stock, which was $2.34 as of December 31, 2009. Accordingly the effect of compounding that feature with any other features in warrants that contact fixed exercise prices or allocating any portion of the proceeds received upon issuances of preferred shares was insignificant to our financial position and results of operations for all periods presented.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our derivative financial instruments consist of the (i) Series A Preferred Stock Purchase Warrants we issued to Silicon Valley Bank, (ii) Series A Preferred Stock Purchase Warrants we issued to the participants in our 2010 Bridge Financing Transaction and (iii) the conversion option featured in the notes we issued in our 2010 Bridge Financing Transaction (Notes 4 and 7). We evaluated these derivatives to assess their proper classification using the applicable classification criteria enumerated under ASC 815-40. We determined that the warrant we issued to Silicon Valley Bank and the conversion option featured in the 2010 bridge notes should be classified as liabilities in the accompanying balance sheets because the settlement provisions are not fixed due to anti-dilution price protection. The warrants we issued to the participants in our 2010 Bridge Financing Transaction, which have fixed settlement provisions and do not feature any characteristics permitting net cash settlement at the option of the holders, are classified in stockholders’ equity (deficit).

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Earnings per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of common shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments. The Company had no dilutive instruments outstanding at December 31, 2010.

Note 4. Loans and Notes Payable

Loan and Security Agreement with Silicon Valley Bank

On October 14, 2009, we entered into a Loan and Security Agreement with SVB pursuant to which SVB agreed to provide us with up to $1,000,000 of loans in two separate tranches of $500,000 each, subject to certain conditions. We borrowed the first $500,000 of the facility prior to December 31, 2009. The availability of the remaining $500,000 of credit under the second tranche of the facility was subject to our attainment of certain financial performance targets that we did not attain during a contractual draw period that commenced on January 1, 2010 and expired on March 1, 2010.

The SVB Loan is due on March 1, 2013 and is secured by a first priority lien on all of our assets.

The SVB Loan bears interest at an annual rate of 6.5%, payable monthly, with interest only through March 1, 2010. Thereafter we are obligated to make 36 consecutive monthly payments, consisting of $13,888 of principal plus interest on the unpaid balance.  The SVB Loan matures on March 1, 2013.

As additional consideration for the SVB Loan, we issued to SVB a warrant (the “SVB Warrant”) to purchase 536 shares of Series A Convertible Preferred at closing and an additional 214 shares upon accessing the first $500,000 tranche of the facility at an exercise price of $46.67 per share. The SVB Warrants had a 10 year term but were cancelled upon the completion of the Merger. The fair value of the SVB Warrants at the date of issuance was to $31,650 (Note 3 and Note 7). We recorded the fair value of the Warrants as a derivative liability with a corresponding increase in debt issue costs. Debt issue costs are being amortized over the term of the SVB Loan through March 31, 2013 and are presented as a component of interest expense in the accompanying statements of operations. Amortization of the debt discount for the year ended December 31, 2010 and 2009 amounted to $9,043 and $1,507, respectively, and is included as a component of interest expense in the accompanying consolidated statement of operations.

We calculated the issuance date fair value of the SVB Warrants using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $46.67; exercise price $46.67; risk free interest rate 1.46% to 2.16%, term of 10 years; volatility rate of 100%; dividend yield of zero.

As described in Note 7, the carrying amounts of the SVB Warrants were adjusted to fair value at December 31, 2009 and had a nominal change in fair value through the time of the cancellation on November 3, 2010.

Under the terms governing the SVB Loan, we are subject to certain affirmative and negative covenants that among other things, require us to comply with certain financial reporting obligations to SVB and preserve the collateral provided as security under the Loan agreement and that impose limits on our ability to merge with or acquire other companies, create liens on our property, incur debt obligations, enter into transactions with affiliates, except on an arm’s length basis, dispose of property, issue dividends or make distributions or enter into equity or subordinated debt financings with existing investors. We received waivers of the relevant restrictions in connection with the sale of the 2010 Notes and Bridge Notes described below and to enter into the Merger.

The following table lists the remaining principal payments due under the SVB Loan at December 31, 2010:

Years December 31,
2011	$166,667
2012	166,667
2013	41,666
$375,000

Total contractual interest expense on the SVB Loan for the years ended December 31, 2010 and 2009 was $29,115 and $5,868 respectively.

The “2008 Notes”

During the period ended December 31, 2008, we issued $600,000 aggregate face amount of Convertible Promissory Notes due January 31, 2009. The 2008 Notes bear interest at 2.38% per annum and were unsecured obligations. The 2008 Notes further provided that if a “Qualified Financing” of preferred stock were to occur (as defined) prior to the maturity date of the Notes, principal and all accrued but unpaid interest on the Notes would become automatically convertible into fully paid and non-assessable shares of our preferred stock at a price per share equal to the lowest price per share paid by any other purchaser of the shares sold in the Qualified Financing.

On February 27, 2009 and March 31, 2009, we issued an additional $400,000 aggregate face amount of 2008 Notes. As described in Note 7, we completed a Qualified Financing transaction on April 13, 2009, at which time all of the 2008 Notes (including $7,484 of accrued interest) were converted into 21,587 shares of our Series A Preferred. Contractual interest expense amounted to $5,099 for the year ended December 31, 2009.

The embedded conversion option in the 2008 Notes could not be exercised unless and until we completed a Qualifying Financing transaction. Accordingly, we determined based on authoritative guidance that the embedded conversion option is deemed to be a contingent conversion rather than active conversion option that did not require accounting recognition at the commitment dates of the issuances of the 2008 Notes.   Further, the fair value of the conversion option contained within our preferred stock was insignificant based on the difference between the $46.67 exercise price of the conversion option and the fair of our common stock, which was $2.33 at the commitment date of April 13, 2009.We incurred $38,863 of legal costs in connection with the issuance of the 2008 Notes, which we recorded as a deferred financing cost, to be amortized over the term of the 2008 Notes. Amortization of the remaining balance of these costs amounted to $9,716 during the year ended December 31, 2009 and was recorded as a component of interest expense in the accompanying consolidated statement of operations.

The “2010 Notes”

Beginning on May 14, 2010, and continuing through September 15, 2010, we completed a $2,042,345 bridge financing transaction in four separate closings through  the  issuance  of 10% Subordinated   Convertible Promissory  Notes (the  "2010 Notes") and warrants to purchase 6,564 shares of 5to1Series A Preferred (the "2010 Warrants").  The 2010 Notes are subordinate to the SVB Loan. The 2010 Warrants have a term of 5 years and an exercise price of $46.67 per share. Principal and all accrued but unpaid interest on the 2010 Notes are convertible at maturity as follows: If a “Qualified Financing” occurs on or prior to the maturity date of the 2010 Notes, principal and all accrued but unpaid interest on the Notes automatically are convertible into fully paid and non-assessable shares of preferred stock at a price per share equal to the lowest price per share paid by any other purchaser of the preferred stock sold in the Qualified Financing. If no Qualified Financing occurs on or prior to the Maturity Date, then, at the option of the holder, principal and all accrued but unpaid interest on the Notes are convertible into fully paid and nonassessable shares of 5to1.Com, Inc. Series A Preferred Stock at a conversion price of $46.67 per share. The 2010 Notes feature anti-dilution price protection that provide for an adjustment to the contractual conversion price.

We determined based on authoritative guidance, that the 2010 Warrants and the conversion option featured in the 2010 Notes each should be valued separately.  Using the fair value measurements described above, we allocated $206,412 of the proceeds of the 2010 Notes to the 2010 Warrants and $589,576 of the proceeds to the conversion option. The 2010 Warrants were recorded as an increase to additional paid in capital and the conversion option that was bifurcated from the 2010 Notes is accounted for as a free-standing derivative liability.

We calculated the fair value of the 2010 Warrants using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $46.67; exercise price $46.67; risk free interest rate 1.46% to 2.16%, term of 5 years; volatility rate of 100%; dividend yield of zero.

We calculated the fair value of the conversion option liability using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $46.67; exercise price $46.67; risk free interest rate 1.46% to 2.16%, term of 0.3 year to 0.6 years; volatility rate of 100%; dividend yield of zero.

The difference between the discounted carrying amount of the 2010 Notes and their contractual redemption amount of $795,988 was fully amortized and included as a component of interest expense in the accompanying statement of operations for the year ended December 31, 2010.

We incurred $41,082 of legal costs in connection with the issuance of the 2010 Notes, which we recorded as a deferred financing cost that was fully amortized over the term of the 2010 Notes and included as a component of interest expense in the accompanying consolidated statement of operations.

On September 29, 2010, the holders of the 2010 Notes entered into a Subordination Agreement with purchasers of the bridge notes described below pursuant to which the holders of the 2010 Notes agreed, among other things, to subordinate the 2010 Notes to the priority of the bridge notes and to extend the maturity date of the 2010 Notes until the earlier of the date of receipt of FTOH common shares following completion of the Merger or five days following the maturity date of the Bridge Notes.

We evaluated the effect that the extension of the maturity date had on the carrying amount of the 2010 Notes. We determined that because there was no change in the principal amount of the Notes or the contractual interest rate, that there is no material change in cash flows of the 2010 Notes. Accordingly, the modification is insignificant.  The conversion option featured in the 2010 Notes, which was bifurcated and is being accounted for as a free standing derivative, had no change in the conversion price but the life was modified concurrent with the extension of the 2010 Notes.  The fair value of the conversion option liability at the time of the modification was amounted to $569,038 and is recorded as a component of interest expense in the consolidated statement of operations.

Total contractual interest expense on the 2010 Notes during the year ended December 31, 2010 amounted to $59,842.

On October 14, 2010, 5to1 issued 3,275,000 shares of common stock in settlement of the 2010 Notes with an aggregate principal amount of $2,042,345.  The contractual conversion price of the Notes was $46.67 per share, which would have resulted in the issuance of 43,761 shares (2,942,345/46.67). However,   we issued 3,231,237 additional shares with a fair value of $.01 per share as an inducement to convert and recorded $32,315 as an inducement charge in the December 31, 2010 consolidated statement of operations. As a result of this transaction the amount credited to stockholders equity amounted to $2,674,530. The difference between the principal amount of the notes converted and the amount recorded as an increase to stockholders’ equity includes $569,035 for  the related derivative liability reclassified to stockholders equity upon conversion, and $32,315 for the fair value of the additional common stock issued as an inducement to convert.

The “Bridge Notes”

On September 29, 2010 and October 1, 2010, we sold an aggregate of $900,000 of Secured Promissory Notes (the “Bridge Notes”) to unrelated parties and received proceeds of $590,000. The Bridge Notes are secured by a lien on all of our assets, which is subordinate to the first priority lien held by SVB. The Bridge Notes bear interest at 6% per annum, and at the option of the holder convert into the securities in connection with the Merger or are due and payable on the date that is the earlier to occur of: (x) closing of the Merger or (y) March 29, 2011.  Under the terms of the Bridge Notes, we were subject to certain negative covenants that among other things, imposed limits on our ability to incur debt obligations, create liens on our property, amend our certificate of incorporation or other charter documents, repay or redeem existing outstanding securities or issue dividends or make distributions.

On November 3, 2010, we completed the Merger (see Note 10). In connection with the Merger, our previously issued Series A Preferred shares, 2010 Notes and Bridge Notes were converted into FTOH common shares and we generated cash proceeds of $3,575,000 from a private placement of FTOH shares. We recognized a loss of $1,100,000, which we recorded as a debt inducement charge, in connection with the conversion, representing the excess of the aggregate fair value of the common stock issued to the holders of the 2010 Notes and Bridge Notes over the carrying value of such Notes. Contractual interest expense on the Bridge Note amounted to $4,686 for the year ended December 31, 2010.

Note 5. Related Party Transactions

We had loans due from an officer stockholder relating to advances that we made to this officer principally to fund business travel and other business related expenses incurred during the normal course of business. The loans are non interest bearing and are payable on demand. The balance of such loans at December 31, 2009 was $39,539. The remaining balance of such loans was recorded as compensation expense during the year ended on December 31, 2010.

Mr. Jim Heckman, our CEO, is President and Manager of Heckman Media Capital LLC, which purchased 2010 Notes with an aggregate principal amount of $1,365,000.

Note 6. Commitments and Contingencies

We are committed under three separate operating leases for office space. One such lease expires in 2011, one expires in 2012 and the other is cancelable on a monthly basis. Rental commitments on non cancellable leases for years ending December 31, 2011 and 2012 are $144,397 and $109,397, respectively. Rent expense charged to operations, including rent paid on month to month leases, was approximately $89,260 and $219,378 for the years ended December 31, 2009 and 2010, respectively.

Employment Agreements. On November 1, 2010, we entered into an employment agreement with Mr. James Heckman, our Chief Executive Officer. The Employment Agreement provides for a three year employment term with automatic renewals for successive one year periods unless either party provides the other party with prior written notice of intention not to renew the Agreement. The annual base salary provided in the Agreement is $300,000 during the first year of employment, $350,000 during the second year of employment and $400,000 during the third year of employment. Also, the Agreement provided for Mr. Heckman to receive a sign-on bonus of $150,000, which was paid prior to December 31, 2010, and an additional bonus in the amount of 50% of his annual base salary upon achievement of various performance targets.

In addition, Mr. Heckman purchased 7,843,994 shares of stock from the Company at a cost of $51,254 on October 14, 2010. The Company, in its sole discretion, has the right to repurchase, (a) up to 4,311,509 shares in the event of Mr. Heckman’s termination of employment at any time during the three year period of his agreement and (b) up to 3,082,345 shares if the Company does not achieve certain revenue, earnings or other performance targets including the completion of additional capital raising transactions or acquisitions over certain contractually defined periods of time. Repurchases made at Company’s discretion would be at an amount equal to Mr. Heckman’s cost pursuant to restricted stock agreements further described in Note 7. The amount that the Company has the option to repurchase under (a) reduces ratably over a three period.

Note 7. Stockholders’ Equity

Authorized Capital

As of December 31, 2010, the Company is authorized to issue 190,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of blank check preferred stock, par value $0.0001 per share.

Private Placement of Series A Convertible Preferred Stock

During the year ended December 31, 2009, 5to1issued an aggregate of 135,199 shares of Series A Preferred on the following closing dates pursuant to a Series A Preferred Stock Purchase Agreement dated April 13, 2009, for a combination of cash and the settlement of all 2008 Notes outstanding as of April 13, 2009:

		Shares Issued for
Closing Date	Shares Issued	Cash Proceeds	Settlement of Notes Payable	Total Issuance Price	Conversion Price	Fair Value of Common Stock
April 13, 2009	43,014	$1,000,000	$1,007,484	$2,007,484	$47	$2.33
June 3, 2009	53,407	2,492,516		2,492,516	47	2.33
November 27, 2009	38,777	1,809,744		1,809,744	47	2.33

On October 14, 2010, the holders of 5to1Series A Preferred received a total of 135,199 of our common shares upon conversion of all of the Series A Preferred.

Issuances of Common Stock

On October 9, 2008, we issued an aggregate of 106,064 shares of common stock to our four founding stockholders (the “Founding Stockholders”) pursuant to individual restricted stock purchase agreements. The shares were issued at par value based on the fact that the Company was newly formed, had no history of operations, no capital resources and a business plan subject to substantial uncertainty at the time of the its formation.

The restricted stock purchase agreements provide, among other things, for the Founding Stockholders to purchase their pro-rata portion of any other Founding Stockholder’s shares of stock upon a departing Founding Stockholder’s termination of employment from the Company under certain circumstances unless the remaining Founding Stockholders deliver a notice of intent not to purchase such shares within 30 days of the date of such stockholder’s termination of employment. If at any time during the 30 day notice period the remaining Founding Stockholders decline to purchase the shares, the Company then has the option, exercisable within 60 days of the date of such stockholder’s termination, to repurchase any terminating Founding Stockholder’s shares of stock. All share purchases or repurchases under this agreement are payable in cash at the original issuance price per share.  In addition, the shares subject to repurchase under this agreement are released from the repurchase provisions at the rate of 12.5% of all shares held by a Founding Stockholder six months from the date of their issuance, 12.5% ratably over the one year period on the date that begins on the first day immediately following the end of the initial six month release period and the remaining 75% of all such shares ratably over the three year period on the date that begins on the first day following the end of the initial six month release period.

In the event that the Company terminates any of the Founding Stockholders without cause or any of the Founding Stockholders terminate their employment for good reason or there is a change in control, as defined, then certain portions of any remaining shares not yet released from the recall provisions will be excluded from the provisions of the stock purchase agreement.

Effective December 19, 2008, one of the Founding Stockholders terminated his employment with us. We repurchased 31,712 shares of his common stock on April 10, 2009 at a cost of $148. We immediately reissued 28,283 shares to the other Founding Stockholders for proceeds of $132.

On April 13, 2009, we repurchased 7,672 shares and reissued 2,529 shares to the terminating stockholder for a net repurchase of 5,142 shares for cash of $24.

On October 28, 2009, we repurchased 2,529 shares and reissued 2,412 shares to the same terminating stockholder for a net repurchase of 117 shares for cash of $1.

On October 28, 2009, we issued 4,714 shares of stock for $22 in cash to a newly admitted officer/stockholder of the Company subject to a restricted stock purchase agreement in which the new officer/stockholder became a successor to the Founding Stockholder whose employment terminated on December 19, 2008. The terms of the new officer/stockholder’s restricted stock purchase agreement are identical to those entered into by the Company and its Founding Stockholders described above.  We also issued 3,857 shares for $18 in cash for investment purposes to an entity controlled by the new officer/stockholder, which are not subject to any repurchase agreement.

On October 28, 2009, we repurchased 34,332 shares of common stock from our three remaining Founding Stockholders for $160 and reissued 19,516 shares for $91 to the same stockholders for a net repurchase of 14,816 shares for $69 in cash.

In November 2009, we sold an aggregate of 11,142 shares of common stock to certain of our employees at a purchase price of $2.33 per share pursuant to restricted stock purchase agreements. These restricted stock purchase agreements provide us with an option to repurchase any of the aforementioned employee’s shares of stock within the 30 day period following their termination of employment based on substantially the same terms as the restricted stock purchase agreements entered into by the Company and its Founding Stockholders described above.

In December 2009, one of the remaining Founding Stockholders terminated his employment with us resulting in our repurchase of all 14,385 shares of his common stock on June 30, 2010 for proceeds of $67. We immediately reissued 10,100 shares for proceeds of $46.67, which includes 4,204 shares to the terminating stockholder for proceeds of $20 and 5,896 shares to the remaining Founding Stockholders for proceeds of $27 to facilitate the completion of their purchase options. Accordingly, we repurchased a net of 4,285 shares from the terminating stockholder for $20 in cash as of June 30, 2010.

On March 17, 2010, we issued an aggregate of 1,714 shares of stock to two of our Founding Stockholders and one director for an aggregate purchase price of $8.00 in cash.

Om May 4, 2010, we issued 1,714 shares of stock to an employee at $2.33 per share pursuant to restricted stock purchase agreements on substantially the same terms as the restricted stock purchase agreements entered into by the Company and certain other employees in November 2009 as described above and received cash of $4,000.

On June 24, 2010, we repurchased 3,857 shares from a terminated employee at a purchase price of $2.33 per share for total proceeds of $9,000, We immediately reissued 1,324 shares to such former employee at $2.33 per share for total proceeds of $3,094 resulting in a net repurchase of 2,531 shares for $5,906 pursuant to a restricted stock purchase agreement entered into by the Company and the former employee.

On June 30, 2010, we repurchased 1,714 shares from a terminated employee at a purchase price of $2.33 per share for total proceeds of $4,000 pursuant to a restricted stock purchase agreement entered into by the Company and the former employee in May 4, 2010.

On October 14, 2010, we issued 3,275,000 shares of our common stock to the Holders of the 2010 Notes with an aggregate principal amount of $2,042,345 in consideration for the return and cancellation of their respective notes (Note 4).  In addition, our option and warrant holders each exercised or cancelled outstanding options and warrants.

On October 14, 2010, we issued 166,727 shares of our common stock to service providers who advise us on advertising and strategic related issues for total proceeds of $1,089 and 135,199 shares of our common stock to holders of our Series A Preferred upon conversion of their shares into common stock.

On October 14, 2010, we issued 6,432,683 shares of stock to various employees and a director for $45,774 in cash, including 841,968 shares upon the immediate of exercise of stock options (Note 9). The Company, in its sole discretion, has the right to repurchase, (a) up to 4,059,747 shares at any time during the first three years of each employee’s respective holding period in the event of such employee’s termination and (b) up to 2,367,471 shares if the Company does not achieve certain revenue, earnings or other performance targets over certain contractually defined periods of time following the issuance of these shares. Repurchases made at Company’s discretion would be at an amount equal to the employee’s cost pursuant to restricted stock agreements described above. The amount that the Company has the option to repurchase under (a) reduces ratably over a three year period.

On November 3, 2010, the $900,000 principal amount of Bridge Notes was exchanged for 2,000,000 shares of 5to1 Holding Corp common stock (Note 4) under the same terms as the Private Placement described below.

On November 3, 2010, the $2,100,000 of convertible notes previously issued by FTOH was converted into 1,500,000 shares of common stock of 5to1 Holding Corp. at $1.40 per share, pursuant to the terms of the convertible notes.

The Company also issued 7,843,992 shares of stock to its chief executive officer for $51,254 in cash as described in Note 6.

On November 3, 2010, FTOH sold 3,625,000 shares of common stock in a private placement at $1.00 per share to 19 accredited investors. Shares issued in the private placement have anti-dilution protection for issuances below $1.00 per share for a period of 18 months and the right to seek “piggyback” registration of their shares in certain circumstances for a period of 12 months from the date of closing of the Private Placement.

At the closing of the Merger, each share of our common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of 5to1 Holding Corp. common stock. To the extent that there are fractional shares, such fractional shares were rounded to the nearest whole share and the board authorized FTOH to issue shares in order to correct any rounding deficiencies resulting from the prior Recapitalization.  An aggregate of 17,986,234 shares of FTOH common stock were issued to the holders of our common stock.

On November 3, 2010, the Company issued 250,000 shares of restricted stock to Michael Mathews under the 2011 Equity Incentive Plan in consideration for his role as director of the Company. One-third of the shares will vest on each annual anniversary of the grant, for a total vesting period of three years, provided Mr. Mathews is serving as a director at the time such portion of the grant vests.

Warrants

In connection with the SVB Loan, we issued warrants to purchase an aggregate 750 shares of Series A Preferred at an exercise price of $46.67 per share. The aggregate fair value of the warrants, which were recorded as debt issue costs amounted to $31,650 at their date of issuance (Note 4).

The carrying amount of the SVB Warrants, recorded as derivative liabilities due to anti-dilution price protection, were adjusted to fair value at December 31, 2009 and at their expiration. We calculated the fair value of the SVB Warrants using the Black-Scholes option-pricing model with the following assumptions:

	October 27, 2009	December 31, 2009	November 3, 2010
Fair Value of stock	46.67	46.67	46.67
Exercise Price	46.67	46.67	46.67
Term (Years)	10	9.75	9
Dividend Rate (%)	0	0	0
Volatility (%)	1	1	1
Risk Free Rate (%)	0.0342	0.0385	0.0253
Number of warrants	750	750	750
Aggregate fair value	$31,650	$31,573	$30,831

Note 8.   Income Taxes

The income tax provision (benefit) consists of the following:

	Years Ended
	December 31, 2010	December 31, 2009
Federal:
Current	-	-
Deferred	$1,018,728	$(1,397,964)
State and Local:
Current	-	-
Deferred	173,783	(239,710)
Change in valuation allowance	(1,192,511)	1,637,674
Income tax provision (benefit)	$-	$-

The expected tax benefit based on the statutory rate is reconciled with actual tax benefit as follows:

	Years Ended
	December 31, 2010	December 31, 2009
U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-5.8%	-5.8%
Write off of NOLs	44.6%
Other permanent items	8.7.%
Increase (decrease) in valuation allowance	-13.5%	39.8%
Income Tax provision (benefit)	0%	0%

Deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended
	December 31, 2010	December 31, 2009
Deferred Tax Assets
Net operating Losses	$482,247	$1,669,027
Start-up and organizational costs	92,985	99,216
Total deferred tax assets	$575,232	$1,768,243
Valuation allowance	(575,232)	(1,768,243)
Deferred tax assets, net of valuation allowance	$-	$-

Due to the changes in ownership of the Company in connection with the merger and related transactions, approximately $1,100,000 pre merger net operating loss carryforwards (computed in accordance in with IRS section 382) are available to reduce future taxable income. These NOLs begin to expire in 2028.   In addition losses incurred from the date of the merger to December 31, 2010 aggregating approximately $200,000 are also available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized. The increase (decrease) in the valuation allowance for the years December 31, 2010 and December 31, 2009 is (1,192,511) and 1,637,673, respectively.

The Company files U.S. federal and states of California and Washington tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2008.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

Note 9. Stock Option Plans

Our Board of Directors authorized us to adopt our 2010 Equity Incentive Plan (the “2010 Plan”) and 2011 Equity Incentive Plan (the “2011 Plan”) effective November 3, 2010.

Each of the 2010 Plan and 2011 Plan authorizes the grant of stock options and issuance of shares of restricted stock to directors, officers, consultants, advisors and employees of the Company. A total of 6,000,000 and 1,568,498 shares of the Company’s common stock is reserved for issuance under the 2010 Plan and 2011 Plan, respectively.  The stock options granted under each plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”).  The Board of Directors may set the rate at which the options expire, subject to limitations discussed below.  However, no options are exercisable after the tenth anniversary of the date of grant or three months following termination of employment (or such longer period as is specified in the relevant award agreement), except in cases of death or disability, for which the time or exercisability is extended for six months.  In the event of dissolution or liquidation, all stock options that have not been previously exercised will terminate immediately prior to the consummation of the dissolution or liquidation. In the event of changes in control of the Company generally involving an ownership shift greater than 50% of the total voting power of the stock of the Company, the Board of Directors has discretion to determine the disposition of outstanding options.

Options may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant.  If an ISO is granted to an employee who owns more than 10% of the Company’s total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the term of the ISO will be five years from the date of grant or such shorter period as provided in the relevant award agreement.

Each plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2010. Each plan also provides for grants of restricted stock.  As of December 31, 2010, there are an aggregate of 1,418,540 shares available for awards under the 2010 and 2011 Equity Incentive Plans.

The Board of Directors of 5to1 previously had authorized 5to1 to adopt the 2008 Equity Incentive Plan (the “2008 Plan”) with terms similar to the terms of the 2010 and 2011 Plans. The 2008 Plan was terminated upon completion of the merger.  All outstanding stock options issued under the Plan were exercised or cancelled. A summary of our stock options under all Plans at December 31, 2009 and 2010 is as follows:

	Year Ended December 31, 2010	Weighted Average Exercise Price
Options outstanding at December 31, 2008
Granted	17,742
Cancelled/Forfeited	(4,393)
Expired	-
Options outstanding at December 31, 2009	13,349	$2.33
Granted	1,133,010	$0.06
Cancelled/Forfeited	(304,391)	$0.06
Exercised	(841,968)	$0.06
Expired	-
Balance at the end of period	0
Options excercisable at December 31, 2010	-
Options vested or expected to vest	0

On October 14, 2009, 5to1 granted options to purchase an aggregate of 16,456 shares of common stock under the 2008 Plan to employees of the Company at an exercise price of $2.33 per share.

On November 24, 2009, 5to1 granted options to purchase an aggregate of 1,286 shares of common stock under the 2008 Plan to employees of the Company at an exercise price of $2.33 per share.

On May 12, 2010, 5to1 granted options to purchase an aggregate of 7,607 shares of common stock under the 2008 Plan to employees of the Company at an exercise price of $4.67 per share.

On October 14, 2010, 5to1 granted options to purchase an aggregate of 1,117,067 shares of common stock under the 2008 Plan to employees of the Company at an exercise price of $0.0065 per share.

On October 26, 2010, 5to1 granted options to purchase an aggregate of 8,336 shares of common stock under the 2008 Plan to employees of the Company at an exercise price of $0.0065 per share.

Stock options exercised during the year ended December 31, 2010 had their vesting provisions accelerated. Accordingly, there is no unearned compensation cost as of December 31, 2010 with respect to stock options.  The Company retains the right, in its sole discretion, to repurchase the shares issued to these optionees pursuant to restricted stock purchase agreements described in Note 7.

On November 3, 2010, the Company issued 250,000 shares of restricted stock to a director under the 2011 Plan at a grant date fair value of $1.00 per share.  One-third of the shares vest on each annual anniversary of the grant, for a total vesting period of three years and subject to continued service.  Total compensation cost recorded for this award amounted to $13,888 for the year ended December 31, 2010.

	October 14, 2099	November 24, 2009	May 12, 2010	October 14, 2010	October 26, 2010
Fair Value of stock	$2.33	$2.33	$4.67	$0.0065	$0.0065
Exercise Price	$2.33	$2.33	$4.67	$0.0065	$0.0065
Term (Years)	7.00	7.00	7.00	7.00	7.00
Dividend Rate (%)	-	-	-	-	-
Volatility (%)	100%	100%	100%	100%	100%
Risk Free Rate (%)	3.45%	3.32%	3.56%	3.56%	3.56%
Weighted Average Grant Date Fair Value	$0.03	$0.03	$0.06	$0.06	$0.06

The expected term of the options is 7 years based on the average of the ten year contractual term and the four year vesting period of the options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on an analysis of historical volatilities of similarly situated companies in the marketplace.

Total compensation expense recorded during the year ended December 31, 2009 and 2010 for share-based payment awards was $787 and $6,753, respectively and is recorded in general and administrative expenses in the accompanying statements of operations. The weighted average grant date fair values of options granted during the year ended December 31, 2009 and 2010 was $26,598 and $30,022, respectively.

Note 10. Subsequent Events

On March 11, 2011, the Board of Directors of the Company authorized the issuance of 65,000 warrants to SVB (the “SVB Warrants”) and 306,348 warrants to certain prior bridge lenders to the Company (the “Bridge Warrants”). The Warrants have a strike price of $1.00 per common share and a term of 10 years.

We calculated the issuance date fair value of the Warrants using the Black-Scholes option-pricing model with the following assumptions: Fair value of stock $1.00; exercise price $1.00; risk free interest rate 3.40%; term of 10 years; volatility rate of 100%; dividend yield of zero.

On March 11, 2011, we issued options to purchase 278,718 shares of our common stock under the 2011 Equity Incentive Plan to certain employees and an advisor. The options carry a strike price of $0.20 per common share, have a 10 year term and vest over a 30 month period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

           In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company’s management including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Controls and Procedures

            Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

           Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2010, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Management of our Company identified various deficiencies in our accounting processes and procedures that constitute a material weakness in internal control over financial reporting and disclosure controls. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We have in the past, and are continuing to experience difficulty in (i) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (ii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to accounting for business combinations, stockholders equity transactions, derivatives and income taxes. We also have limited segregation of duties.

          We have instituted certain procedures to mitigate our internal control risks. Our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions to ensure the completeness and fair presentation of our financial statements and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters. The Company intends to make necessary changes until its material weaknesses are remediated.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position

James Heckman	45	Chief Executive Officer and Director

Mitchell Chun	40	Chief Financial Officer

Michael Mathews	49	Director

James Heckman.   Mr. Heckman was the founder of 5to1 and has been its Chief Executive Officer and Director since September 2008.  Mr. Heckman previously served as Chief Strategy Officer at Fox Interactive Media from 2005 to 2007, Chief Strategy Officer at Zazzle, Inc. from 2007 to 2009, Chief Executive Officer and Director at Scout.com from 2001 to 2005, founder and Chief Executive Officer of Rivals.com from 1997-2000, and President and publisher of NFL Exclusive from 1991-1997. Mr. Heckman has been the President and Manager of Heckman Media Capital, LLC since April 2010. Mr. Heckman was chosen to be a director of the Company based on his extensive experience and relationships in the digital media and internet-based marketing industry.

Mitchell Chun.   Mr. Chun has been the Chief Financial Officer of the Company since November 2010. Previously, he was Executive Vice President of Corporate Development and Strategy at 5to1 beginning in July 2009.  He has also held various senior level positions within News Corp. from 1998 to 2007 where he led various strategic initiatives, new business development opportunities, and M&A activities within the company.  His positions included Senior Vice President of Corporate Development at Fox Interactive Media from 2006-2007, Senior Vice President of Business Development at Fox Networks Group/Fox Cable Networks from 2002 to 2006 and Vice President of Fox Group Satellite Distribution from 1998-2001.  Mr. Chun served as Executive Vice President, Corporate Development at Zazzle, Inc. and held senior level positions with Universal Television and in the public finance area.  Mr. Chun holds a B.A. in Quantitative Economics and a minor in Business Administration from the University of California at Berkeley.

Michael Mathews.  Michael Mathews served as Chief Executive Officer of interCLICK, Inc. from August 28, 2007 to January 31, 2011.  Mr. Mathews has served as a director of interCLICK, Inc. since June 2007. Mr. Mathews is one of the founders of Customer Acquisition and served as its Chief Executive Officer, President and a director since its inception in June 2007. From May 15, 2008 until June 30, 2008, Mr. Mathews served as interim Chief Financial Officer of interCLICK, Inc. From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company.   Mr. Mathews has also served as a director and chairman of Wizard World, Inc. since March 2011.  Mr. Mathews graduated from San Francisco State University with a degree in Marketing and holds a Masters in Business Administration from Golden Gate University. Mr. Mathews was selected to serve as a director on our Board due to his extensive knowledge of the internet-based marketing industry.

Family Relationships

There are no family relationships between or among the above directors and/or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

We currently have two directors serving on our Board of Directors, Mr. Heckman and Mr. Mathews.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE AMEX, Mr. Mathews would be considered an independent director of the Company.

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the last fiscal year.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.  Our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future. We intend to appoint such persons to the committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange, and we are under no obligation to do so.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to separate these roles.  Although we do not currently have a Chairman, we believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles separated because it provides for allows us to separate the strategic and oversight roles within our board structure.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board of Directors, shareholders may communicate with the Board by writing to us 5to1 Holding Corp., 1453 3rd Street, Santa Monica, CA 90401, Attention: Mr. James Heckman. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during 2010, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Item 11.  Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for 2010 and 2009 to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Named Executive Officer Compensation

James Heckman. Effective on November 3, 2010, we entered into an employment agreement with James Heckman to serve as our Chief Executive Officer. In accordance with the employment agreement, Mr. Heckman will be paid a base salary of: (i) $300,000 in his first year of employment, (ii) $350,000 in his second year of employment, and (iii) $400,000 in his third year of employment. In addition to a base salary, Mr. Heckman is eligible to receive a semi-annual performance bonus based upon the achievement of pre-established performance milestones tied to our revenues and earnings. If performance milestones are met, Mr. Heckman’s bonus will be 50% of his base salary for the six-month period the milestone was met.   Additionally, Mr. Heckman is entitled to receive a restricted stock grant of 4,311,506 shares subject to vesting and 3,032,488 shares of restricted stock subject to certain claw-back rights.

Mitchell Chun . Since November 3, 2010, Mitchell Chun has been operating under his pre-existing employment agreement with 5to1 serving as our Chief Financial Officer. We anticipate entering into a new formal employment agreement with Mr. Chun. In accordance with the 5to1 employment agreement, Mr. Chun will be paid a base salary of $225,000 in his first year of employment and will be eligible for discretionary salary increases and bonuses.   Additionally, Mr. Chun is entitled to receive a restricted stock grant of 833,624 shares subject to vesting and 583,460 shares of restricted stock subject to certain claw-back rights.

2010 Summary Compensation Table

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)	($) (6)	($)	($)	($) (7)	($)
James Heckman (1)	2009	$434,586	$-		$-	$-	$-	$434,586
Chief Executive Officer	2010	$416,008	$150,000	19,735	$-	$-	$54,000	$639,743

Mitchell Chun (2)	2009	$92,786	$-		$-	$-	$-	$92,786
Chief Financial Officer	2010	$195,902	$-		$-	$-	$-	$195,902

Barry Sytner (3)	2009	$-	$-		$-	$-	$-	$-
	2010	$-	$-		$-	$-	$-	$-

Betty Soumekh (4)	2009	$-	$-		$-	$-	$-	$-
	2010	$-	$-		$-	$-	$-	$-

Glenn Kesner (5)	2010	$-	$-		$-	$-	$-	$-

(1) Appointed CEO on November 3, 2010. Served as CEO of 5to1 since August 2008.
(2) Appointed CFO on November 3, 2010. Served as Executive Vice President of 5to1 from 2009 to 2010.
(3) Served as CEO from 2006 to October 15, 2010.
(4) Served as CFO from 2006 to October 15, 2010.
(5) Served as President from October 15, 2010 to November 3, 2010.
(6) The amount under stock awards is based on the fair value of the shares on the grant date. These amounts are charged to expense over the vesting period.
(7) The Company prepaid an automobile lease for Mr. Heckman in 2010.

 Outstanding Equity Awards At 2010 Fiscal Year-End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
OPTION AWARDS					STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options: (#) Exerciasable	Number of Securities Underlying Unexercised Options: (#) Unexerciasable	Option Exercise Price ($)	Option Experation Date	Number of Shares or Units of Stock that Have Not Vested (#)

James Heckman	0	0	0	N/A	7,343,994

Mitchell Chun	0	0	0	N/A	1,417,084

Barry Sytner	0	0	0	N/A	0

Betty Soumack	0	0	0	N/A	0

Glenn Kesner	0	0	0	N/A	0

Equity Compensation Plan Information

Our Board has adopted the 2010 Stock Incentive Plan (the “2010 Equity Plan”) and the 2011 Stock Incentive Plan (the “2011 Incentive Plan) (collectively, the “Plans”).  The 2010 Equity Plan reserves 6,000,000 shares and the 2011 Incentive Plan reserves 1,568,498 shares of common stock for grant to directors, officers, consultants, advisors or employees of 5to1.

The following chart reflects the number of options or shares of restricted stock granted and the weighted average exercise price under our compensation plans as of December 31, 2010.

		Aggregate Number of Securities Underlying Options Granted	Weighted average exercise price per Share	Aggregate Number of Securities Granted

	Equity compensation plans approved by security holders (1) (2)	0	0	6,149,958

	Equity compensation plans not approved by security holders	0	0	5,145,130

	Total	0	0	11,295,088

(1)	Because they are identical, for purposes of this table, we have combined the Plans.
(2)	On November 3, 2010, our shareholders ratified the adoption of our equity compensation plans.

2010 Director Compensation

In 2010, except as follows, we did not pay cash compensation to our directors for service on our Board:

Michael Mathews received 250,000 shares of restricted common stock under the 2011 Plan in consideration for his services as director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of April 14, 2011 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director (iii) our Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) our executive officers and directors as a group.

	Title of Class	Name and Address of Beneficial Owner (A)	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

	Directors and Executive Officers	James Heckman (4)	3,829,301	10.65%
	Common Stock	Mitchell Chun (2)	212,263	0.59%
	Common Stock	Michael Mathews (3)	41,666	*
	Common Stock	Heckman Media Capital	2,194,721	6.1%
	Common Stock	All directors and executive officers as a group (3 persons)	4,083,230	11.35%
	Common Stock	Michael Brauser	3,174,816	8.8%
	Common Stock	Barry Honig	2,514,786	7.0%

(A)	All addresses are 1453 3rd Street, Santa Monica, CA unless otherwise noted
(1)	Applicable percentages are based on 35,970,856 shares outstanding adjusted as required by rules of the SEC.
	Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.
	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise.
	Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days
	after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing
	the percentage of any other person. Unless otherwise indicated in the footnotes to this table, 5to1 believes that each of the shareholders named in the table
	has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(2)	Mr. Chun is an executive officer. Mr. Chun holds 1,420,941 shares of which 3,857 are vested and 208,406 of which will vest within 60 days.
(3)	Mr. Mathews is a director. Mr. Mathews holds 250,000 shares of which 20,833 are vested and 20,833 of which will vest within 60 days.
(4)	Mr. Heckman is an executive officer and director. Mr. Heckman holds 7,900,698 shares of which 556,704 are vested and 1,077,876 of which awill vest within 60 days.
	Mr. Heckman also possesses voting and dispositive power over shares held by Heckman Media Capital LLC.
*	Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

       We had loans due from an officer stockholder relating to advances that we made to this officer principally to fund business travel and other business related expenses incurred during the normal course of business.  The loans are non interest bearing and are payable on demand.  The balance of such loans at December 31, 2009 was $39,539.  The remaining balance of such loans were recorded as compensation expense during the year ended on December 31, 2010.

On May 28, 2010 and June 14, 2010, Heckman Media Capital LLC purchased convertible bridge notes and warrants from 5to1 in the aggregate principal amount of $1,365,000, which were terminated and exchanged on November 3, 2010, as part of the Merger, for common stock of the Company.  James Heckman, our Chief Executive Officer, is the President and Manager of Heckman Media Capital LLC.  Heckman Media Capital LLC is also the beneficial holder of 5% of the issued and outstanding common stock of the Company.

Item 14. Principal Accountant Fees and Services.

Audit Fees

            The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2010 was $134,000.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2010 was $0.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 was 0.  These fees related to the preparation of federal income and state franchise tax returns.

 All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended December 31, 2010, other than for audit fees and tax fees, was $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1 (2)	Agreement and Plan of Merger, dated as of November 3, 2010
3.1 (3)	Articles of Incorporation
3.2 *	Bylaws
3.3 (2)	Certificate of Merger, dated November 3, 2010
3.4 (2)	Certificate of Amendment, dated November 9, 2010
3.5 (1)	Certificate of Ownership and Merger
10.1 (1)	Agreement and Plan of Merger
10.2(1)	Indemnification Agreement
10.3(1)	Subscription Agreement dated October 15, 2010
10.4(1)	Form of Convertible Note
10.5(2)	Form of Subscription Agreement
10.2 (2)	Form of Lockup Agreement
10.3 (2)	Form of Directors and Officers Indemnification Agreement
10.4 (2)	2010 Equity Incentive Plan
10.5 (2)	2011 Equity Incentive Plan
10.6 (2)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 3, 2010
10.7 (2)	Stock Purchase Agreement, dated as of November 3, 2010, by and between FTOH Corp. and the shareholders listed therein
10.8 (2)	Loan Agreement with Silicon Valley Bank
10.9*	Employment Agreement with James Heckman
21.1*	List of Subsidiaries.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer.
___________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2010

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2010

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 5, 2008

*Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5TO1 HOLDING CORP.

Dated: April 15, 2011	By:	/s/ James Heckman
James Heckman Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2011	By:	/s/ Mitchell Chun
Mitchell Chun Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James Heckman	Director and Chief Executive Officer	April 15, 2011
James Heckman	(Principal Executive Officer)

/s/ Mitchell Chun	Chief Financial Officer	April 15, 2011
Mitchell Chun	(Principal Financial Officer and Principal Accounting Officer)

/ s/ Michael Mathews	Director	April 15, 2011
Michael Mathews

EXHIBIT INDEX

Exhibit No.	Description
2.1 (2)	Agreement and Plan of Merger, dated as of November 3, 2010
3.1 (3)	Articles of Incorporation
3.2 *	Bylaws
3.3 (2)	Certificate of Merger, dated November 3, 2010
3.4 (2)	Certificate of Amendment, dated November 9, 2010
3.5 (1)	Certificate of Ownership and Merger
10.1 (1)	Agreement and Plan of Merger
10.2(1)	Indemnification Agreement
10.3(1)	Subscription Agreement dated October 15, 2010
10.4(1)	Form of Convertible Note
10.5(2)	Form of Subscription Agreement
10.2 (2)	Form of Lockup Agreement
10.3 (2)	Form of Directors and Officers Indemnification Agreement
10.4 (2)	2010 Equity Incentive Plan
10.5 (2)	2011 Equity Incentive Plan
10.6 (2)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 3, 2010
10.7 (2)	Stock Purchase Agreement, dated as of November 3, 2010, by and between FTOH Corp. and the shareholders listed therein
10.8 (2)	Loan Agreement with Silicon Valley Bank
10.9*	Employment Agreement with James Heckman
21.1*	List of Subsidiaries.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer.
___________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2010

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2010

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 5, 2008

*Filed herewith