Form 10-K/A
period 2010-12-31
5to1 Holding Corp.
filed 2011-04-19
CIK 1428203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

  DOCUMENTS INCORPORATED BY REFERENCE                                                                                                None.

5TO1 HOLDING CORP.

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for 5to1 Holding Corp. (the “Company”), as initially filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Report”).   The purpose of this Amendment is to clarify and correct certain information in Item 7 and in the Company’s financial statements and to correct and clarify certain information related to restricted stock issuances described in Item 11 and Item 12.  Such changes are not deemed to be material.  This Amendment amends and restates the Original Report in its entirety in order to provide a complete and more accurate presentation.

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

On October 14, 2010 we issued  14,276,677 shares of our common stock to Company management  and various employees  for total proceeds of $97,028 , subject to certain specified repurchase conditions by the Company in it's sole discretion in the event of an employee's termination of employment two years from the date of issuance for management and two and one-half years from the date of issuance for employees, or in the event that the Company does not attain certain revenues, earnings and other performance based milestones over certain contractually defined periods of time.

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

On November 3, 2010, 5to1 entered into the Merger with FTOH Acquisition Corp., a Delaware corporation and wholly owned subsidiary of 5to1 Holding Corp, with 5to1 as the surviving corporation in the Merger. Prior to the Merger, 5to1completed a 46.67 to1 reverse stock split. Also on November 3, 2010, 5to1 Holding Corp.  sold 3,625,000 shares of common stock in a private placement at $1.00 per share to 19 accredited investors.

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

At the closing of the Merger, each share of 5to1common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of 5to1 Holding Corp. common stock. To the extent that there are fractional shares, such fractional shares were rounded to the nearest whole share and the board authorized 5to1 Holding Corp. to issue shares in order to correct any rounding deficiencies resulting from the prior recapitalization.  An aggregate of 17,954,222 shares of 5to1 Holding Corp. common stock were issued to the holders of 5to1.Com, Inc. common stock.

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

We incurred a net loss of $8,863,067 for the year ended December 31, 2010. Our cash balance as of December 31, 2010 was $3,629,523 and we had working capital as of that date of $3,693,268. Cash used in our operating activities amounted to $7,117,971 for the year ended December 31, 2010.

We completed the following financing transactions during the years ended December 31, 2009 and 2010:

·	From February 27, 2009 to March 31, 2009, we sold convertible promissory notes (the “2008 Notes”) for $400,000, of which $250,000 was provided by a related party.
·
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

·
On October 14, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) under which SVB loaned us $500,000 and agreed to loan us an additional $500,000 under certain conditions (the “SVB Loan”). We issued SVB a warrant (the “SVB Warrant”) to purchase 750 shares of our Series A Preferred at an exercise price of $46.67 per share as additional consideration for the SVB Loan

·
From May 14, 2010 to September 15, 2010, we received $2,042,345 in proceeds from the sale of convertible promissory notes (the “2010 Notes”) and the issuance of warrants to purchase 6,564 shares of our Series A Preferred at an exercise price of $46.67 per share (the “2010 Warrants”). Related parties purchased $1,869,018 of these 2010 Notes.

·	On September 29, 2010, we sold $600,000 promissory notes (the “Bridge Notes”) for cash (Note 4). On October 1, 2010, we sold an additional $300,000 of Bridge Notes for proceeds of $250,000.
·
On October 14, 2010, we exchanged 3,275,000 shares of our common stock for 2010 Notes with an aggregate principal amount of $2,042,345. In addition, our option and warrant holders each exercised or cancelled outstanding options and warrants.

·
On October 14, 2010, we issued 14,276,677 shares of our common stock to Company management and various employees and directors for total proceeds of $97,028. The shares are subject to repurchase conditions by the Company in its sole discretion.

·
On October 14, 2010, we also issued: (i) 166,727 shares of our common stock to service providers who advise us on advertising and strategic related issues for total proceeds of $1,089 and 135,199 shares of our common stock to holders of our Series A Preferred upon conversion of their shares into common stock.

·	On October 15, 2010, 5to1 Holding Corp. issued $2,100,000 of convertible notes due 6 months from the issue date, with a conversion price of $1.40 per share, for gross proceeds of $2,100,000.
·
On November 3, 2010, in connection with the Merger, our previously issued Series A Preferred shares, 2010 Notes and Bridge Notes were converted into 5to1 Holding Corp.’s  common shares and we generated cash proceeds of $3,625,000 from a private placement of 5to1 Holding Corp.’s common stock.

·
On November 3, 2010, $2,100,000 of convertible notes issued by 5to1 Holding Corp. prior to the Merger were converted into 1,500,000 shares of common stock of 5to1 Holding Corp. at $1.40 per share, pursuant to the terms of the convertible notes.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
5to1Holding Corp.

We have audited the accompanying consolidated balance sheets of 5to1Holding Corp. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 5to1Holding Corp . and Subsidiary, as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
New York, New York
April 15, 2011

5to1 Holding Corp. and Subsidiary
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

Current Assets:
Cash and cash equivalents	$3,629,523	$2,207,423
Accounts receivable	240,263	58,207
Loan receivable - officers/stockholder	-	39,539
Prepaid expenses and other current assets	484,247	90,873
Total current assets	4,354,033	2,396,042

Office Equipment, net of accumulated
depreciation of $24,964 and $7,059, respectively	30,943	35,665
Security deposits	44,561	16,691
Debt Issue Costs	21,100	30,143

	$4,450,637	$2,478,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$400,543	$43,686
Accrued expenses and other current liabilities	93,555	130,868
Notes payable - current portion	166,667	125,000
Derivative Liabilities	-	31,573
Total current liabilities	660,765	331,127

Notes Payable, less current portion	208,333	375,000

Total liabilities	869,098	706,127

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
0 and 135,199 shares issued and outstanding at December 31, 2010
and 2009 , respectively	-	13
Common stock, $.0001 par value, 190,000,000 shares authorized;
36,034,212 and 27,135 shares issued and outstanding at December 31, 2010 and 2009 respectively (net of shares subject to repurchase and shares held
in treasury)	3,605	3

Additional paid-in capital	16,894,156	6,212,486
Accumulated deficit	(13,303,155)	(4,440,088)
Stock subscription receivable
Treasury Stock ( 38,034 and 29,504 shares at December 31,
2010 and 2009, respectively)	(13,067)	-

Total stockholders' equity (deficit)	3,581,539	1,772,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,450,637	$2,478,541

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp. and Subsidiary
Statements of Operations

	Year ended	Year ended
	December 31, 2010	December 31, 2009

Revenue	$989,275	$117,855
Cost of Revenue	839,082	126,827
Gross Profit (loss)	150,193	(8,972)

Operating Expenses
Compensation	4,526,319	2,913,964
Other operating expenses	2,436,030	1,168,817
	6,962,349	4,082,781

Loss from Operations	(6,812,156)	(4,091,753)

Other (Income)/Expenses:
Interest income	273	1,594
Interest expense	(940,149)	(22,190)
Debt conversion inducement charge	(1,132,315)
Change in fair value of derivative liabilities	21,280	76
	(2,050,911)	(20,520)

Net Loss	$(8,863,067)	$(4,112,273)

Net Loss per Share - Basic and Diluted	(1.30)	(40.87)

Weighted Average number of shares outstanding - Basic and Diluted	6,800,391	100,629

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp. and Subsidiary
Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stock Subscription recievable	Shares	Amount	Total Stockholders' Equity (Deficit)

BALANCE, January 1, 2009			-	-	-	(327,815)	(495)	-	-	(328,310)

Subscription payment received							495			495

Issuance of Common Stock			3,857	1	17					18
										-
Series A Preferred stock issued for cash	113,612	11			5,204,093					5,204,104

Conversion of notes payable into Series A Preferred Stock	21,587	2			1,007,482					1,007,484

Employee stock option compensation expense					787					787

Shares placed in treasury upon exercise of repurchase option								(82,246)		-

Release of shares from treasury for stock sales subject to repurchase								52,742		-

Common stock released from repurchase agreement upon vesting			23,278	2	107					109

Net Loss						(4,112,273)				(4,112,273)

BALANCE, December 31, 2009	135,199	13	27,135	3	6,212,486	(4,440,088)	-	(29,504)	-	1,772,414

Issuance of Common Stock			14,446,832	1,445	100,680					102,125

Repurchase of common stock										-

Employee stock option compensation expense					54,694					54,694

Fair value of warrants issued to lender					206,412					206,412

Equity Costs charged to additional paid in capital					(117,688)					(117,688)

Shares placed in treasury upon exercise of repurchase option								(19,956)	(13,067)	(13,067)

Release of shares from treasury for stock sales subject to repurchase								11,426	-	-

Reclassification of warrant liability					30,832					30,832

Common stock released from 2009 repurchase agreements			70,056	7	26,291					26,298

Effect of Reverse Merger			9,204,990	921	(921)					-

Issuance of shares for cancellation of notes payable			3,275,000	328	2,643,370					2,643,698

Issuance of shares upon conversion of bridge notes			2,000,000	200	1,999,800					2,000,000

Conversion of Preferred Stock to Common Stock	(135,199)	(13)	135,199	13	-					-

Issuance of shares for convertible notes			1,500,000	150	2,099,850					2,100,000

Issuance of shares in a private placement			3,625,000	363	3,624,637					3,625,000

Shares issued to Director for services			250,000	25	(25)					-

Amortization of restricted stock award					13,888					13,888

Issuance of shares to placement agent			1,500,000	150	(150)					-

Net Loss						(8,863,067)				(8,863,067)

BALANCE, December 31, 2010	-	-	36,034,212	3,605	16,894,156	(13,303,155)	-	(38,034)	(13,067)	3,581,539

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp.
Statement of Cash Flows

	Year ended	Year ended
	December 31, 2010	December 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(8,863,067)	$(4,112,273)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	17,905	7,059
Stock based compensation	68,582	787
Change in fair value of derivative liabilities	(21,280)	(76)
Amortization of debt discount	795,989	1,506
Amortization of deferred financing	9,043	9,716
Debt conversion inducement charge	1,132,315

Changes in operating assets and liabilities
Accounts recievable	(182,056)	(58,207)
Prepaid expenses	(393,374)	(90,873)
Security deposits	(27,870)	(16,691)
Accounts payable	356,857	21,976
Accrued expenses and taxes payable	(11,015)	55,588

Net cash used in operating activities	(7,117,971)	(4,181,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Advance to) repayment from stockholders	39,539	91,437
Purchase of office equipment	(13,183)	(42,724)

Net cash provided by investing activities	26,356	48,713

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loan payable	5,042,345	900,000
Repayment of Notes payable	(125,000)	-
Issuances of preferred stock	-	5,302,260
Payment of financing costs	(117,688)	(98,156)
Issuances of common stock	3,727,125	18
Issuances of common stock subject to repurchase		26,268
Proceeds from subscription receivable		495
Acquisition of common stock subject to repurchase	(13,067)	(356)

Net cash provided by financing activities	8,513,715	6,130,529

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,422,100	1,997,754

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	2,207,423	209,669

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,629,523	$2,207,423

Supplemental disclosures of cash flow information:
Interest paid	$30,198	$3,159
Taxes paid	$800	$800

Supplemental disclosure of non-cash financing activities:
	-	1,007,484
Conversion of 2010 notes into Common Stock	2,042,345	-
Conversion of Bridge Notes into Common Stock	900,000	-
Conversion of Notes payable to Common Stock	2,100,000	-

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

At the closing of the Merger, each share of 5to1common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of FTOH common stock. To the extent that there are fractional shares, such fractional shares were rounded to the nearest whole share and the board authorized FTOH to issue shares in order to correct any rounding deficiencies resulting from the prior recapitalization.  An aggregate of 17,954,222 shares of FTOH common stock were issued to the holders of 5to1 common stock in exchange for their common shares, representing approximately 68% of the combined entity.

The Merger has been accounted for as a reverse merger and recapitalization in which 5to1is treated as the accounting acquirer and FTOH is the surviving legal entity.

As described in Note 7, on November 3, 2010, the Company completed a private placement of 3,625,000 shares of its common stock for an aggregate offering amount of $3,625,000.

Note 2. Liquidity and Financial Condition

We incurred a net loss of $8,863,067 for the year ended December 31, 2010. Our cash balance as of December 31, 2010 was $3,629,523 and we had working capital as of that date of $3,693,268 . Cash used in our operating activities amounted to $7,117,971 for the year ended December 31, 2010.

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

•
On October 14, 2010, we issued 14,276,677 shares of our common stock to Company management and various employees and directors  for total proceeds of $97,028 . The  shares are subject to repurchase conditions by the Company in its sole discretion as described in Notes 6 and 7.

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

On October 14, 2010, 5to1 issued 3,275,000 shares of common stock in settlement of the 2010 Notes with an aggregate principal amount of $2,042,345.  The contractual conversion price of the Notes was $46.67 per share, which would have resulted in the issuance of 43,761 shares ( 2,042,345 /46.67). However,   we issued 3,231,239 additional shares with a fair value of $.01 per share as an inducement to convert and recorded $32,315 as an inducement charge in the December 31, 2010 consolidated statement of operations. As a result of this transaction the amount credited to stockholders equity amounted to $2,674,530. The difference between the principal amount of the notes converted and the amount recorded as an increase to stockholders’ equity includes $569,035 for  the related derivative liability reclassified to stockholders equity upon conversion, and $32,315 for the fair value of the additional common stock issued as an inducement to convert.

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

Note 6. Commitments and Contingencies

We are committed under three separate operating leases for office space. One such lease expires in 2011, one expires in 2012 and the other is cancelable on a monthly basis. Rental commitments on the lease ending in 2012 for years ending December 31, 2011 and 2012 are $144,397 and $9,116 , respectively. Rent expense charged to operations, including rent paid on month to month leases, was approximately $89,260 and $219,378 for the years ended December 31, 2009 and 2010, respectively.

Employment Agreements. On November 1, 2010, we entered into an employment agreement with Mr. James Heckman, our Chief Executive Officer. The Employment Agreement provides for a three year employment term with automatic renewals for successive one year periods unless either party provides the other party with prior written notice of intention not to renew the Agreement. The annual base salary provided in the Agreement is $300,000 during the first year of employment, $350,000 during the second year of employment and $400,000 during the third year of employment. Also, the Agreement provided for Mr. Heckman to receive a sign-on bonus of $150,000, which was paid prior to December 31, 2010, and an additional bonus in the amount of 50% of his annual base salary upon achievement of various performance targets.  This agreement also provides for an acceleration of all compensation in the event Mr. Heckman's employment is terminated by the Company for cause, by Mr. Heckman for good reason or upon a change in control.

In addition, Mr. Heckman also  purchased 7,843,994 shares of stock from the Company at a cost of $51,254 on October 14, 2010. The Company, in its sole discretion, has the right to repurchase, (a) up to 4,311,509 shares in the event of Mr. Heckman’s termination of employment at any time during the three year period of his agreement and (b) up to 3,032,485 shares if the Company does not achieve certain revenue, earnings or other performance targets including the completion of additional capital raising transactions or acquisitions over certain contractually defined periods of time. Repurchases made at Company’s discretion would be at an amount equal to Mr. Heckman’s cost pursuant to restricted stock purchase agreements further described in Note 7. The amount that the Company has the option to repurchase under (a) reduces ratably over a three period.

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

The Company also issued 7,843,994 shares of stock to its chief executive officer for $51,254 in cash as described in Note 6.

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

At the closing of the Merger, each share of our common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of 5to1 Holding Corp. common stock. To the extent that there are fractional shares, such fractional shares were rounded to the nearest whole share and the board authorized FTOH to issue shares in order to correct any rounding deficiencies resulting from the prior Recapitalization.  An aggregate of 17,954,222 shares of FTOH common stock were issued to the holders of our common stock.

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

The carrying amount of the SVB Warrants, recorded as derivative liabilities due to anti-dilution price protection, were adjusted to fair value at December 31, 2009 and at their expiration. We calculated the fair value of the SVB Warrants using the Black-Scholes option-pricing model with the following assumptions:

	October 27, 2009	December 31, 2009	November 3, 2010
Fair Value of stock	46.67	46.67	46.67
Exercise Price	46.67	46.67	46.67
Term (Years)	10	9.75	9
Dividend Rate (%)	0	0	0
Volatility (%)	1	1	1
Risk Free Rate (%)	0.0342	0.0385	0.0253
Number of warrants	750	750	750
Aggregate fair value	$31,650	$31,573	$30,831

Note 8.   Income Taxes

The income tax provision (benefit) consists of the following:

	Years Ended
	December 31, 2010	December 31, 2009
Federal:
Current	-	-
Deferred	$1,018,728	$(1,397,964)
State and Local:
Current	-	-
Deferred	173,783	(239,710)
Change in valuation allowance	(1,192,511)	1,637,674
Income tax provision (benefit)	$-	$-

The expected tax benefit based on the statutory rate is reconciled with actual tax benefit as follows:

	Years Ended
	December 31, 2010	December 31, 2009
U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-5.8%	-5.8%
Reduction of NOLs	44.6%
Other permanent differences	8.7.%
Increase (decrease) in valuation allowance	-13.5%	39.8%
Income Tax provision (benefit)	0%	0%

Deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended
	December 31, 2010	December 31, 2009
Deferred Tax Assets
Net operating Losses	$487,247	$1,669,027
Start-up and organizational costs	92,985	99,216
Total deferred tax assets	$575,732	$1,768,243
Valuation allowance	(575,732)	(1,768,243)
Deferred tax assets, net of valuation allowance	$-	$-

Due to the changes in ownership of the Company in connection with the merger and related transactions, approximately $1,100,000 pre merger net operating loss carryforwards (computed in accordance in with IRS section 382) are available to reduce future taxable income. These NOLs begin to expire in 2028.   In addition losses incurred from the date of the merger to December 31, 2010 aggregating approximately $200,000 are also available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized. The increase (decrease) in the valuation allowance for the years December 31, 2010 and December 31, 2009 is (1,192,511) and 1,637,674 , respectively.

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

The Board of Directors of 5to1 previously had authorized 5to1 to adopt the 2008 Equity Incentive Plan (the “2008 Plan”) with terms similar to the terms of the 2010 and 2011 Plans. The 2008 Plan was terminated upon completion of the merger.  All outstanding stock options issued under the Plan were exercised or cancelled. A summary of our stock options under all Plans  for the years ended  December 31, 2009 and 2010 is as follows:

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

Total compensation expense recorded during the year ended December 31, 2009 and 2010 for share-based payment awards was $787 and $54,694 , respectively and is recorded in general and administrative expenses in the accompanying statements of operations.

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

Named Executive Officer Compensation

James Heckman. Effective on November 3, 2010, we entered into an employment agreement with James Heckman to serve as our Chief Executive Officer. In accordance with the employment agreement, Mr. Heckman will be paid a base salary of: (i) $300,000 in his first year of employment, (ii) $350,000 in his second year of employment, and (iii) $400,000 in his third year of employment. In addition to a base salary, Mr. Heckman is eligible to receive a semi-annual performance bonus based upon the achievement of pre-established performance milestones tied to our revenues and earnings. If performance milestones are met, Mr. Heckman’s bonus will be 50% of his base salary for the six-month period the milestone was met.   Additionally, Mr. Heckman received 500,000 shares of restricted stock, 4,311,508 shares of restricted stock  subject to  repurchase at the sole discretion of the Company, if his employement is terminated anytime during the three year period of his agreement and 3,032,488 shares of restricted stock subject to certain claw-back rights that enables the Company to repurchase these shares, in its sole discretion, if the Company does not attain certain revenue, earnings and other performance based milestones. The amount of shares that the Company has the option to repurchase reduces ratably over the three year period.

Mitchell Chun . Since November 3, 2010, Mitchell Chun has been operating under his pre-existing employment agreement with 5to1 serving as our Chief Financial Officer. We anticipate entering into a new formal employment agreement with Mr. Chun. In accordance with the 5to1 employment agreement, Mr. Chun will be paid a base salary of $225,000 in his first year of employment and will be eligible for discretionary salary increases and bonuses.   Additionally, Mr. Chun received 833,624 shares of restricted stock  subject to repurchase at the sole discretion of the Company, if his employement is terminated anytime during the two year period following issuance 583,460 shares of restricted stock subject to certain claw-back rights that enables the Company to repurchase these shares, in its sole discretion, if the Company does not attain certain revenue, earnings and other performance based milestones. The amount of shares that the Company has the option to repurchase reduces ratably over the two year period. The amount of shares that the Company has the option to repurchase reduce ratably during such period.

2010 Summary Compensation Table

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)	($) (6)	($)	($)	($) (7)	($)
James Heckman (1)	2009	$434,586	$-	-	$-	$-	$-	$434,586
Chief Executive Officer	2010	$416,008	$150,000	-	$-	$-	$54,000	$620,008

Mitchell Chun (2)	2009	$92,786	$-	-	$-	$-	$-	$92,786
Chief Financial Officer	2010	$195,902	$-	-	$-	$-	$-	$195,902

Barry Sytner (3)	2009	$-	$-	-	$-	$-	$-	$-
	2010	$-	$-	-	$-	$-	$-	$-

Betty Soumekh (4)	2009	$-	$-	-	$-	$-	$-	$-
	2010	$-	$-	-	$-	$-	$-	$-

Glenn Kesner (5)	2010	$-	$-	$5,000	$-	$-	$-	$5,000

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

 Outstanding Equity Awards At 2010 Fiscal Year-End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
OPTION AWARDS					STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options: (#) Exerciasable	Number of Securities Underlying Unexercised Options: (#) Unexerciasable	Option Exercise Price ($)	Option Experation Date	Number of Shares or Units of Stock that Have Not Vested (#)

James Heckman	0	0	0	N/A	0

Mitchell Chun	0	0	0	N/A	0

Barry Sytner	0	0	0	N/A	0

Betty Soumack	0	0	0	N/A	0

Glenn Kesner	0	0	0	N/A	0

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

		Aggregate Number of Securities Underlying Options Granted	Weighted average exercise price per Share	Aggregate Number of Securities Granted

	Equity compensation plans approved by security holders (1) (2)	0	0	6,149,958

	Equity compensation plans not approved by security holders	0	0	0

	Total	0	0	6,149,958

(1)	Because they are identical, for purposes of this table, we have combined the Plans.
(2)	On November 3, 2010, our shareholders ratified the adoption of our equity compensation plans.

2010 Director Compensation

In 2010, except as follows, we did not pay cash compensation to our directors for service on our Board:

Michael Mathews received 250,000 shares of restricted common stock under the 2011 Plan in consideration for his services as director. The shares shall vest in equal quarterly installments over a period of 3 years from the date of issuance.

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

	Title of Class	Name and Address of Beneficial Owner (A)	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

	Directors and Executive Officers	James Heckman (4)	10,095,419	28.1%
	Common Stock	Mitchell Chun (2)	1,420,941	3.96%
	Common Stock	Michael Mathews (3)	41,666	*
	Common Stock	Heckman Media Capital	2,194,721	6.1%
	Common Stock	All directors and executive officers as a group (3 persons)	11,558,026	32.13%
	Common Stock	Michael Brauser	3,174,816	8.8%
	Common Stock	Barry Honig	2,514,786	7.0%

(A)	All addresses are 1453 3rd Street, Santa Monica, CA unless otherwise noted
(1)	Applicable percentages are based on 35,970,856 shares outstanding adjusted as required by rules of the SEC.
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
(2)
Mr. Chun is an executive officer. T he  shares are subject to certain repurchase conditions by the Company, in its sole discretion, in the event of terimination of employment anytime within two years from the date of issuance or in the event that the Company does not attain certain revenue, earnings and other performance based milestones over certain contractually defined periods of time.

(3)	Mr. Mathews is a director. Mr. Mathews holds 250,000 shares of which 20,833 are vested and 20,833 of which will vest within 60 days.
(4)
Mr. Heckman is an executive officer and director.  7,400,698 of the  shares are subject to certain repurchase conditions by the Company, in its sole discretion, in the event of termination of employment anytime during the three year period of his agreement or in the event that the Company does not attain certain revenue, earnings and other performance based milestones over certain contractually defined periods of time.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1 (2)	Agreement and Plan of Merger, dated as of November 3, 2010
3.1 (3)	Articles of Incorporation
3.2 (4)	Bylaws
3.3 (2)	Certificate of Merger, dated November 3, 2010
3.4 (2)	Certificate of Amendment, dated November 9, 2010
3.5 (1)	Certificate of Ownership and Merger
10.1 (1)	Agreement and Plan of Merger
10.2(1)	Indemnification Agreement
10.3(1)	Subscription Agreement dated October 15, 2010
10.4(1)	Form of Convertible Note
10.5(2)	Form of Subscription Agreement
10.2 (2)	Form of Lockup Agreement
10.3 (2)	Form of Directors and Officers Indemnification Agreement
10.4 (2)	2010 Equity Incentive Plan
10.5 (2)	2011 Equity Incentive Plan
10.6 (2)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 3, 2010
10.7 (2)	Stock Purchase Agreement, dated as of November 3, 2010, by and between FTOH Corp. and the shareholders listed therein
10.8 (2)	Loan Agreement with Silicon Valley Bank
10.9 (4)	Employment Agreement with James Heckman
21.1*	List of Subsidiaries.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer.
___________________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2010

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 9, 2010

(3)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on March 5, 2008

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2011

*Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5TO1 HOLDING CORP.

Dated: April 19, 2011	By:	/s/ James Heckman
James Heckman Chief Executive Officer (Principal Executive Officer)

Dated: April 19, 2011	By:	/s/ Mitchell Chun
Mitchell Chun Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James Heckman	Director and Chief Executive Officer	April 19, 2011
James Heckman	(Principal Executive Officer)

/s/ Mitchell Chun	Chief Financial Officer	April 19, 2011
Mitchell Chun	(Principal Financial Officer and Principal Accounting Officer)

/ s/ Michael Mathews	Director	April 19, 2011
Michael Mathews

EXHIBIT INDEX

Exhibit No.	Description
2.1 (2)	Agreement and Plan of Merger, dated as of November 3, 2010
3.1 (3)	Articles of Incorporation
3.2 (4)	Bylaws
3.3 (2)	Certificate of Merger, dated November 3, 2010
3.4 (2)	Certificate of Amendment, dated November 9, 2010
3.5 (1)	Certificate of Ownership and Merger
10.1 (1)	Agreement and Plan of Merger
10.2(1)	Indemnification Agreement
10.3(1)	Subscription Agreement dated October 15, 2010
10.4(1)	Form of Convertible Note
10.5(2)	Form of Subscription Agreement
10.2 (2)	Form of Lockup Agreement
10.3 (2)	Form of Directors and Officers Indemnification Agreement
10.4 (2)	2010 Equity Incentive Plan
10.5 (2)	2011 Equity Incentive Plan
10.6 (2)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 3, 2010
10.7 (2)	Stock Purchase Agreement, dated as of November 3, 2010, by and between FTOH Corp. and the shareholders listed therein
10.8 (2)	Loan Agreement with Silicon Valley Bank
10.9 (4)	Employment Agreement with James Heckman
21.1*	List of Subsidiaries.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer.
___________________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2010

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 9, 2010

(3)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on March 5, 2008

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2011

*Filed herewith