Form 10-Q
period 2011-03-31
5to1 Holding Corp.
filed 2011-05-11
CIK 1428203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 333-173592

5TO1 HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-3461705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1453 3rd Street
Santa Monica, CA 90401
(Address of principal executive offices)

Issuer’s telephone number:   (800) 521-0770

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 10, 2011, there were 35,970,856 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

 Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2011

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

5to1 Holding Corp. and Subsidiary
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010

Current Assets:
Cash and cash equivalents	$1,946,205	$3,629,523
Accounts receivable	71,135	240,263
Prepaid expenses and other current assets	312,825	484,247
Total current assets	2,330,165	4,354,033

Office Equipment, net of accumulated
depreciation of $29,704 and $24,964, respectively	27,750	30,943
Security deposits	41,561	44,561
Debt Issue Costs	18,839	21,100

	$2,418,315	$4,450,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$230,230	$400,543
Accrued expenses and payroll taxes payable	14,016	93,555
Notes payable - current portion	166,667	166,667
Derivative Liabilities	1,052,083	-
Total current liabilities	1,462,996	660,765

Notes Payable, less current portion	166,667	208,333

Total liabilities	1,629,663	869,098

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
Zero shares issued and outstanding at March 31, 2011 and	-	-
and December 31, 2010
Common stock, $.0001 par value, 190,000,000 shares authorized;
36,034,212 shares issued and outstanding at March 31, 2011 and
at December 31, 2010	3,605	3,605
Additional paid-in capital	16,961,944	16,894,156
Accumulated deficit	(16,163,416)	(13,303,155)
Treasury Stock, at cost (101,390 and 38,034 shares at March 31, 2011
and at December 31, 2010, respectively)	(13,481)	(13,067)

Total stockholders' equity	788,652	3,581,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,418,315	$4,450,637

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp. and Subsidiary
Condensed Consolidated Statement of Operations

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$25,925	$233,547
Cost of Revenue	71,510	182,972
Gross Profit (loss)	(45,585)	50,575

Operating Expenses
Compensation	920,867	1,017,725
Other operating expenses	835,850	453,213
	1,756,717	1,470,938

Loss from Operations	(1,802,302)	(1,420,363)

Other Income/(Expenses):
Interest income	-	16
Interest expense	(772,076)	(8,396)
Change in fair value of derivative liabilities	(285,883)	235
	(1,057,959)	(8,145)

Net Loss	$(2,860,261)	$(1,428,508)

Net Loss per Share	(0.08)	(13.93)

Weighted Average number of shares outstanding	35,993,864	102,560

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp. and Subsidiary
Condensed Consolidated Statement of Cash Flows

	Three Months Ended
	March 31, 2011	March 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(2,860,261)	$(1,428,508)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,739	3,990
Interest expense relating to derivative liability	766,200	-
Change in fair value of derivative liabilities	285,883	(235)
Amortization of debt issue costs	2,261	2,261
Stock Compenstaion	7,700

Changes in operating assets and liabilities
Accounts receivable	169,128	(142,559)
Prepaid expenses	171,422	9,573
Security deposits	3,000	(32,870)
Accounts payable	(170,313)	98,212
Accrued expenses and taxes payable	(19,451)	(81,339)

Net cash used in operating activities	(1,639,692)	(1,571,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to stockholders	-	(30,568)
Purchase of office equipment	(1,546)	(11,796)

Net cash used in investing activities	(1,546)	(42,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes payable	(41,666)
Acquistition of common stock subject to repurchase	(414)	-

Net cash used in financing activities	(42,080)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,683,318)	(1,613,839)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,629,523	2,207,423
END OF PERIOD	$1,946,205	$593,584

Supplemental disclosures of cash flow information:
Interest paid	$5,876	$8,396
Taxes paid	$-	$800

The accompanying notes are an integral part of these consolidated financial statements.

5to1 Holding Corp. and Subsidiary
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - Business

5to1 Holding Corp, formerly known as FTOH Corp, (“FTOH”), a Delaware corporation, through its wholly owned subsidiary, 5to1, Inc. (5to1 and together with FTOH, “our”, “us”, “we” or the “Company”), provides a proprietary advertisement publishing platform that enables major media publishers to manage and sell their ad space inventory using a publisher-only controlled advertising platform.

On November 3, 2010, 5to1 entered into a merger (the “Merger”) with FTOH Acquisition Corp., a Delaware corporation and wholly owned subsidiary of FTOH, with 5to1 remaining as the surviving corporation in the Merger. An aggregate of 17,954,222 shares of FTOH common stock was issued to the holders of 5to1 common stock in exchange for their common shares, representing approximately 68% of the combined entity. The Merger has been accounted for as a reverse merger and recapitalization in which 5to1 is treated as the accounting acquirer and FTOH is the surviving legal entity.

NOTE 2 - Liquidity and Financial Condition

Since our inception in 2008, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. We incurred a net loss of $2,860,261 for the three months ended March 31, 2011. As of March 31, 2011, we had cash and cash equivalents of $1,946,205 and working capital of $867,169.

The Company has undertaken several measures during the quarter ended March 31, 2011 to reduce and control operating costs and increase its overall base of customers. In addition, the Company incurred significant non-recurring expenses in connection with the Merger. As a result, management anticipates that the Company’s capital resources, including funds it expects to generate from operations, will enable it to meet its general working capital requirements, repay the current portion of its debt obligations and continue its business development efforts through at least April 1, 2012. However, in order to execute the Company’s long-term strategy and penetrate new and existing markets, the Company may need to raise additional funds, through public, debt financings, or other means. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings or other means; however, the Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K/A for the year ended December 31, 2010, filed on April 19, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates.

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

Cash and Cash Equivalents.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The SVB and Bridge Note Warrant liability (Note 6) classified as level 3 liabilities are the only financial liabilities measured at fair value on a recurring basis.

We measured our derivative liabilities at fair value using the Black-Scholes option pricing model with assumptions that include the fair value of the stock underlying the derivative instrument, the exercise or conversion price of the derivative instrument, the risk free interest rate for a term comparable to the term of the derivative instrument and the volatility rate and dividend yield for our common stock. We determined the fair value of our common stock based on the closing price of our stock on the applicable issuance date. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on an analysis of historical volatilities of similarly situated companies in the marketplace for a number of periods that is at least equal to the contractual term or estimated life of the applicable financial instrument.

We also considered the use of the lattice or binomial models with respect to valuing derivative financial instruments that feature anti-dilution price protection; however, the differences in the results are insignificant due to the low probability of triggering price adjustments in such financial instruments.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2011, we had $1,696,205 of balances in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

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

Loss per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of common shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments. As described in Notes 7 and 9, at March 31, 2011, the Company had outstanding options to purchase 278,718 shares of its common stock, with an exercise price of $2.20 per share and 65,000 SVB Warrants and 306,348 Bridge Warrants, each with an exercise price of $1.00 per common share.  These options and warrants have been excluded in computing diluted earnings per common share because the Company incurred a net loss during the three month period ended March 31, 2011 and inclusion of the Warrants and options would be antidilutive.

NOTE 4 – Income Taxes

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

The Company has  approximately $1,100,000 of pre merger net operating loss carryforwards (computed in accordance in with IRS section 382) that are available to reduce future taxable income. These NOLs begin to expire in 2028.   In addition losses incurred from the date of the merger to December 31, 2010 aggregating approximately $200,000 are also available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company files U.S. federal and states of California and Washington tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2008.

NOTE 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following;

Prepaid taxes	$6,426
Prepaid online market data subscriptions	27,625
Prepaid investor relations consulting fees	233,333
Prepaid sales commissions	45,441
$312,825

In November 2010, the Company paid $400,000 to an investor relations consulting firm pursuant to an agreement with the consultant to provide certain market awareness and shareholder communication services for a one year period. The cost incurred is being amortized over the 12 month life of the agreement.

NOTE 6 - Loans and Notes Payable

Loan and Security Agreement with Silicon Valley Bank

On October 14, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) pursuant to which SVB agreed to provide us with up to $1,000,000 of loans in two separate tranches of $500,000 each, subject to certain conditions. We borrowed the first $500,000 of the facility prior to December 31, 2009. The availability of the remaining $500,000 of credit under the second tranche of the facility was subject to our achievement of certain financial performance targets that we did not attain during a contractual draw period that commenced on January 1, 2010 and expired on March 1, 2010.

The SVB Loan is due on March 1, 2013 and is secured by a first priority lien on all of our assets.

The SVB Loan bears interest at an annual rate of 6.5%, payable monthly, with interest only through March 1, 2010. Thereafter we are obligated to make 36 consecutive monthly payments, each consisting of $13,889 of principal plus an amount equal to interest on the unpaid balance. Contractual interest expense for the three months ended March 31, 2011 was $5,875.  The SVB Loan matures on March 1, 2013 and is secured by a first priority llien on all of our assets.

As additional consideration for the SVB Loan, we issued to SVB a warrant to purchase 536 shares of Series A Convertible Preferred at closing and an additional 214 shares upon accessing the first $500,000 tranche of the facility at an exercise price of $46.67 per share. The warrant had a 10 year term but was cancelled upon the completion of the Merger. On March 11, 2011, the Board of Directors of the Company authorized the issuance of 65,000 new warrants to SVB as additional compensation (Note 9).

NOTE 7 - Stock-based Compensation

On March 11, 2011, we issued options to purchase 278,718 shares of our common stock under the 2011 Equity Incentive Plan to certain employees and to an advisor. All of the options carry a strike price of $2.20 per common share, which was the fair market value of our stock at the time of grant. The options have a 10 year term and vest as follows: 20% on the sixth month anniversary of the option grant date, and 1/30th on a monthly basis thereafter, with a 100% vesting upon change in control, as defined in the Plan.

We calculated the issuance date fair value of the options using the Black-Scholes option-pricing model, with a fair value at issuance amounting to $554,426.  This amount is being recorded as compensation expense over the three year term of the options. For the three months ended March 31, 2011, the amount of $7,700 was recorded as compensation expense with a corresponding increase in Additional Paid in Capital.

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

NOTE 8 - Commitments and Contingencies

We are committed under three separate operating leases for office space. One lease expires in 2011, one expires in 2012 and the other is cancelable on a monthly basis. Rental commitments on non cancellable leases for years ending December 31, 2011 and 2012 are $147,405 and $9,390, respectively. Rent expense charged to operations, including rent paid on month to month leases, was approximately $58,848 and $32,331 for the three months ended March 31, 2011 and 2010, respectively.

Employment Agreements. Effective as of November 1, 2010, we entered into an employment agreement with Mr. Jim Heckman, our Chief Executive Officer. The Employment Agreement provides for a three year employment term with automatic renewals for successive one year periods unless either party provides the other party with prior written notice of intention not to renew the Agreement. The annual base salary provided in the Agreement is $300,000 during the first year of employment, $350,000 during the second year of employment and $400,000 during the third year of employment. Also, the Agreement provides that Mr. Heckman is entitled to receive a sign on bonus of $150,000, which was paid prior to December 31, 2010, and an additional bonus in the amount of 50% of his annual base salary upon achievement of various performance targets that currently are not probable of being met. Accordingly, the Company has not recorded any expense for performance based compensation..

In addition, Mr. Heckman purchased 7,843,994 shares of stock from the Company at a cost of $51,254. The Company, in its sole discretion, has the right to repurchase, (a) up to 4,311,509 shares in the event of Mr. Heckman’s termination of employment at any time during the three year period of his agreement and (b) up to 3,082,345 shares if the Company does not achieve certain revenue, earnings or other performance targets including the completion of additional capital raising transactions or acquisitions over certain contractually defined periods of time. Repurchases made at Company’s discretion would be at an amount equal to Mr. Heckman’s cost pursuant to restricted stock repurchase agreements. The amount that the Company has the option to repurchase under (a) reduces ratably over a three period.

The Company has 1,845,605 common shares outstanding, which were issued to employees other than Mr. Heckman, that are subject to repurchase by the Company in its sole discretion if certain specified revenue targets are not achieved. The Board of Directors has temporarily suspended any repurchase of such shares.

NOTE 9  - Warrants

On March 11, 2011, the Board of Directors of the Company authorized the issuance of 65,000 warrants to SVB (the “SVB Warrants”) and 306,348 warrants to certain prior bridge lenders to the Company (the “Bridge Warrants”, and together with the SVB Warrants, the “Warrants”). The Warrants have a strike price of $1.00 per common share and a term of 10 years. The Warrants were issued to SVB and the former holders of convertible notes that were exchanged for equity upon the Merger as additional compensation.

The fair value of the SVB Warrants and the Bridge Warrants at the date of issuance was $134,114 and $632,086, respectively. We recorded the fair value of the Warrants as a derivative liability due to anti-dilution price protection, with a corresponding increase in interest expense for the three month period ended March 31, 2011.

The carrying amount of the SVB Warrants, recorded as derivative liabilities due to anti-dilution price protection, were adjusted to fair value at December 31, 2009 and at their expiration. We calculated the fair value of the SVB Warrants using the Black-Scholes option-pricing model with the following assumptions:

	March 11, 2011	March 31, 2011
Fair Value of stock	$2.20	$2.99
Exercise Price	$1.00	$1.00
Term (Years)	10	9.94
Dividend Rate (%)	0	0
Volatility (%)	100%	100%
Risk Free Rate (%)	3.4%	3.4%
Number of warrants	371,348	371,348
Aggregate fair value	$766,200	$1,052,083

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

The forward-looking events discussed in this quarterly report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

We are a Delaware corporation that provides a proprietary advertisement publishing platform that enables major media publishers to manage and sell their ad space inventory using a publisher-only controlled advertising platform. All of our operations are conducted by our wholly owned subsidiary, 5to1, Inc. (together, “our”, “us”, “we” or the “Company”).

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

Upon the closing of the Merger and the private placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) dated as of November 3, 2010, 5to1 Holding Corp. agreed to transfer all of its pre-Merger assets and liabilities to its wholly-owned subsidiary, FTOH Holdings, Inc. (“SplitCo”). Thereafter pursuant to a stock purchase agreement dated as of November 3, 2010, 5to1 Holding Corp. agreed to transfer all of the outstanding capital stock of SplitCo to certain of 5to1Holding Corp. stockholders in exchange for the cancellation of 66,753,280 shares of 5to1 Holding Corp. common stock. Accordingly, the business conducted by FTOH prior to the Merger is not being operated by the combined entity post Merger.

At the closing of the Merger, each share of 5to1common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1 share of 5to1 Holding Corp. common stock. To the extent that there were fractional shares, such fractional shares were rounded to the nearest whole share and the board authorized 5to1 Holding Corp. to issue shares in order to correct any rounding deficiencies resulting from the prior recapitalization.  An aggregate of 17,954,222 shares of 5to1 Holding Corp. common stock were issued to the holders of 5to1 Inc. common stock.

The Merger has been accounted for as a reverse merger under the acquisition method of accounting because there was a change of control.  Accordingly, 5to1 is treated as the continuing entity for accounting purposes, whereas the entity formally known as 5to1 Holding Corp. is the legal surviving entity.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010:

	Three Months Ended March 31
		(in thousands)

	2011	2010	Change

Loss from operations	($1,802,302)	($1,420,363)	($381,939)
Other expenses:	1,057,959	8,145	$1,049,814
Net Loss	($2,860,261)	($1,428,508)	($1,431,753)

Revenue

Revenue for the three months ended March 31, 2011 was $25,925 compared to $233,547 for the three months ended March 31, 2010. This decrease of $207,622 resulted from several factors, including management’s focus on and pursuit of external partnerships to provide a more cost efficient and effective sales infrastructure on a going forward basis and a corresponding effort to minimize internal sales-related expenses.

Cost of Revenue and Gross Profit (Loss)

Cost of revenue for the three months ended March 31, 2011 was $71,510 as compared to $182,972 for the three months ended March 31, 2010. This resulted in a gross loss of $45,585 for the three months ended March 31, 2011 as compared to a gross profit of $50,575 for the three months ended March 31, 2010.  This decrease in gross profit results from the reduction in revenues as described above combined with certain costs that did not decrease proportionate to the decrease in revenues.

Compensation

Compensation expense for the three months ended March 31, 2011 was $920,867 compared to $ 1,017,725 for the three months ended March 31, 2010. The decrease of $96,858 resulted from a reduction in employees during the period.

Other Operating Expenses

Other operating expense for the three months ended March 31, 2011 was $ 835,850 compared to $453,213 for the three months ended March 31, 2010. The increase of $382,637 resulted primarily from an increase in consulting and legal and audit fees.

Other Expenses

Interest expense for the three months ended March 31, 2011 was $772,076 compared to $8,396 for the three months ended March 31, 2010. This increase results from the issuance of warrants to SVB and certain prior bridge lenders to the Company, which increased interest expense by $766,200, offset by a decrease in interest paid to SVB with respect to the SVB Loan that requires monthly principal amortization in the amount of $13,889. In addition, we incurred a loss on change in fair value of derivative liabilities in the amount of $285,883, primarily resulting from an increase in the fair value of our common stock, which caused the fair value of the liability associated with the warrants to increase through March 31, 2011.

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

Liquidity and Capital Resources

Since our inception in 2008, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. We incurred a net loss of $2,860,261 for the three months ended March 31, 2011. As of March 31, 2011, we had cash and cash equivalents of $1,946,205 and working capital of $867,169.

The Company has undertaken several measures during the quarter ended March 31, 2010 to reduce and control operating costs and increase its overall base of customers. In addition, the Company incurred significant non-recurring expenses in connection with the Merger. As a result, management anticipates that the Company’s capital resources, including funds it expects to generate from operations, will enable it to meet its general working capital requirements, repay the current portion of its debt obligations and continue its business development efforts through at least April 1, 2012. However, in order to execute the Company’s long-term strategy and penetrate new and existing markets, the Company may need to raise additional funds, through public, debt financings, or other means. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings or other means; however, the Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

Off –Balance Sheet Arrangements

As of March 31, 2011, we had no material off-balance sheet arrangements other than operating leases.

Contractual Obligations

The Company has no material contractual obligations.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2010 Annual Report on Form 10-K, as amended. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2010 Annual Report on Form 10-K/A.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2011, the Board authorized the issuance of options to purchase an aggregate of 278,718 shares of the Company's common stock for a period of ten years.  The options vest as follows: 20% on the sixth month anniversary of the option grant date, and 1/30th on a monthly basis thereafter with 100% vesting upon change of controls, as defined in the Company's 2011 Equity Incentive Plan.

On March 11, 2011, the Board authorized the issuance of 65,000 warrants to Silicon Valley Bank and 306,348 warrants to certain prior bridge lenders of the Company.  The warrants are exercisable for a period of 10 years with an exercise prices of $1.00 per share.

The options and the warrants were offered and issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506), under the Securities Act and corresponding provisions of state securities laws.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No.	Description to Exhibits
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5TO1 HOLDING CORP.

Dated: May 10, 2011	By:	/s/ James Heckman
James Heckman Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2011	By:	/s/ Mitchell Chun
Mitchell Chun Chief Financial Officer (Principal Financial and Accounting Officer)